Form 10QSB
period 2004-03-31
CATSKILL LITIGATION TRUST
filed 2004-05-17
CIK 1278539

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
     OF THE EXCHANGE ACT

     For the transition period from __________ to __________

                        Commission file number 333-112603

                            CATSKILL LITIGATION TRUST
                            -------------------------
 (Exact Name of Small Business Issuer as Specified in Its Declaration of Trust)

          DELAWARE                                        16-6547621
------------------------------------        ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)
                       C/O CHRISTIANA BANK & TRUST COMPANY
                                1314 King Street
                           Wilmington, Delaware 19801
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (302) 888-7400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
(Former Name, Former Address and Former  Fiscal  Year,  if  Changed  Since  Last
Report)

Check whether the issuer (1) filed all reports required to be filed by   Section
  13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such  reports),  and  (2)  has been subject to such filing  requirements for the past 90 days.
                                                                 Yes /X/  No / /

 As of May 14, 2004, 22,702,896 Units of beneficial interest were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes /X/  No / /

================================================================================

                            CATSKILL LITIGATION TRUST

                                   FORM 10-QSB

                                      INDEX

              PART I - FINANCIAL INFORMATION                                Page

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of March 31, 2004 (unaudited)                      3

Condensed Statement of Operations for the period January 12,2004
(Date of Inception) to March 31, 2004 (unaudited)                             4

Condensed  Statement  of Cash Flows for the period  January  12,
2004 (Date of Inception) to March 31, 2004 (unaudited)                        5

Notes to Condensed Financial Statements                                      6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION                                                        9-10

ITEM 3.  CONTROLS AND PROCEDURES                                              11

              PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    12

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS
ISSUER PURCHASES OF EQUITY SECURITIES                                         12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  12-13

   SIGNATURES                                                                 13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CATSKILL LITIGATION TRUST
                                  BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)

ASSETS                                                          $      -

LIABILITIES AND TRUST DEFICIENCY
Current Liabilities:
     Accrued legal and administrative expenses                  $127,507
                                                                --------

Total Current Liabilities                                        127,507
                                                                --------
Trust Deficiency:
     Units of Beneficial Interest authorized
     22,702,896; issued and outstanding 22,702,896                     -
     Accumulated deficit                                        (127,507)
                                                                --------
Total Trust Deficiency                                          (127,507)
                                                                --------
TOTAL LIABILITIES AND TRUST DEFICIENCY                          $      -
                                                                ========

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST
                             STATEMENT OF OPERATIONS
               For the period January 12, 2004 (Date of Inception)
                                to March 31, 2004
                                   (Unaudited)

General and Administrative Expenses:
Litigation Trustee Fees                                      $  26,130
Administrative Trustee Fees                                      6,000
Consulting Fees                                                  6,000
Legal Fees                                                      71,204
Accounting Fees                                                 17,183
Other                                                              990
                                                            -----------
Total General and Administrative Expenses                      127,507
                                                            -----------
Net Loss                                                     $(127,507)
                                                            ===========

Loss per unit outstanding                                       ($0.01)
                                                            ==========

Weighted average units outstanding                          22,702,896
                                                            ==========

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST
                             STATEMENT OF CASH FLOWS
               For the period January 12, 2004 (Date of Inception)
                                to March 31, 2004
                                   (Unaudited)

OPERATING ACTIVITIES:
Net Loss                                                   ($127,507)
Adjustments to reconcile net loss
to net cash provided by operations:
Increase in accrued legal and administrative expenses        127,507
                                                            --------
Net cash provided by operating activities                          -
                                                            --------
Cash flow from investing activities                                -
                                                            --------
Cash flow from financing activities                                -
                                                            --------
Cash-beginning of period                                           -
                                                            --------
Cash-end of period                                          $      -
                                                            ========

   The accompanying notes are an integral part of these financial statements.

CATSKILL LITIGATION TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - THE TRUST

         The  Catskill  Litigation  Trust is a  Delaware  statutory  trust  (the
         "Litigation Trust") formed by Empire Resorts,  Inc. ("Empire Resorts"),
         Monticello Raceway Management,  Inc. ("Monticello Raceway Management"),
         Monticello Casino  Management,  LLC ("Monticello  Casino  Management"),
         Monticello  Raceway  Development   Company,  LLC  ("Monticello  Raceway
         Development")  and Mohawk  Management,  LLC ("Mohawk  Management").  On
         January 12, 2004,  22,702,896 units of beneficial  interest were issued to the members and stockholders of those entities. At that time, Empire
         Resorts,   Catskill  Development,   L.L.C.  ("Catskill   Development"),
         Monticello Raceway Management,  Mohawk Management, Joseph E. Bernstein,
         Paul A. deBary (Messrs.  Bernstein and deBary are hereinafter  referred to as the "Litigation  Trustees") and Christiana Bank and Trust Company
         (the "Administrative Trustee") entered into the Declaration of Trust of
         Catskill Litigation Trust (the "Declaration of Trust").

         In the Declaration of Trust, Catskill  Development,  Monticello Raceway
         Development and Mohawk Management  assigned to the Litigation Trust all of their claims under or related to the alienation  and  frustration of their agreements and business relations with the St. Regis Mohawk Tribe and their rights to any judgment or settlement  that may arise from any litigation relating to two litigations  entitled Catskill  Development,
         L.L.C.,  Mohawk  Management L.L.C. and Monticello  Raceway  Development
         Company  L.L.C.,  Plaintiffs v. Park Place  Entertainment  Corporation,
         Defendant and Catskill Development,  L.L.C., Mohawk Management, L.L.C.,
         Monticello  Raceway  Development  Company,  L.L.C.,  Plaintiffs v. Gary
         Melius,  Ivan  Kaufman,   Walter  Horn,  President  R.C.  -  St.  Regis
         Management Company, et al, Defendants  (hereinafter  referred to as the
         "Litigation").  If at any time the Litigation  Trustees  determine,  in their absolute discretion,  that the assets of the Litigation Trust are not sufficient to justify its continuance,  the Litigation Trustees are
         authorized  to  terminate  the  Litigation  Trust.  In  addition,   the
         Litigation  Trust is to terminate on the date that all  litigation  has been fully  prosecuted to final  judgment or  dismissal,  including all appeals,  and all Litigation  Trust assets have been distributed to the
         Litigation Trust's beneficiaries.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         These condensed  financial  statements have been prepared in accordance with accounting  principles  generally accepted in the United States of
         America for interim financial  statements and with Form 10-QSB and Item
         310  of  Regulation  SB of  the  Securities  and  Exchange  Commission.
         Accordingly,  they do not contain  all the  information  and  footnotes required  by  accounting  principles  generally  accepted in the United
         States of America for annual  financial  statements.  In the opinion of
         the  Litigation   Trustees,   the  accompanying   condensed   financial
         statements  contain all the adjustments  necessary  (consisting only of normal  recurring  accruals)  to make  the  financial  position  of the
         Litigation Trust at March 31,2004 and the results of its operations and its cash flows for the period  January 12, 2004 (date of  inception) to
         March 31, 2004 not misleading.

         Operating  results for the period  January 12, 2004 (date of inception)
         to March 31, 2004 are not  necessarily  indicative  of the results that would be expected for the period  January 12, 2004 (date of  inception)
         to December 31, 2004. For further  information,  refer to the financial statement  as of January 12,  2004 and the  footnotes  related  thereto contained  in the  Litigation  Trust's Form S-1 filed on April 22, 2004 with the Securities and Exchange Commission.

         Use of Estimates in the Financial Statements

         The  preparation of financial  statements in conformity with accounting principles  generally accepted in the United States of America requires the Litigation  Trustees to make estimates and assumptions  that affect the  reported  amounts  of assets and  liabilities  and  disclosure  of contingent  assets  and  liabilities  at  the  date  of  the  financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income Taxes

         For federal income tax purposes,  the Litigation  Trust is treated as a grantor trust.  Under the grantor trust rules, each holder of a unit of beneficial  interest is treated as the owner of his or her share of the
         Litigation Trust's assets.

NOTE 3 - LINE OF CREDIT

         Empire Resorts, a related party, has provided the Litigation Trust with a line of credit of up to $2,500,000. The line of credit can be used to
         pay  all  expenses  of  the  Litigation   Trust   permitted  under  the
         Declaration of Trust,  including but not limited to  professional  fees and  the  fees  and  expenses  of  the  Litigation  and  Administrative
         Trustees.  The line of  credit  is  non-interest  bearing  and is to be repaid from any amounts received from litigation settlements or awards.
         The line of  credit  expires  upon the  termination  of the  Litigation
         Trust.

         As of March 31, 2004, no amounts were drawn from the line of credit. On
         April 1,  2004,  $250,000  was drawn  against  the line of  credit  and deposited into a money market account.

NOTE 4 - DISTRIBUTIONS

         The  distribution  of any net proceeds from  litigation  settlements or awards,  after  amounts  are  applied to cover all  current or expected expenses of the Litigation  Trust, is to be made at the sole discretion of the Litigation Trustees and will be distributed as follows:

         First:  To  pay  the  Litigation   Trustees  their  fees  arising  from
         litigation settlements or awards. (See Note 6)

         Second: To reimburse $7,500,000 to Empire Resorts for expenses incurred in  connection  with  the  Litigation  prior  to the  formation  of the
         Litigation  Trust  and,  in  addition,  to  repay  Empire  any  amounts outstanding under the line of credit.

         Third: If any amount remains after the above requirements are met, such amount  remaining  is to be  divided  among  the  beneficiaries  of the
         Litigation  Trust in proportion  to their  ownership of Units as of the date the distribution is made.

NOTE 5 - ACCRUED LEGAL AND ADMINISTRATIVE EXPENSES

                                                        March 31, 2004

         Legal fees related to litigation                      $65,489

        Legal fees related to administration                      5,715
        Litigation Trustee Fees                                  26,130
        Accounting Fees                                          17,183
        Consulting Fees                                           6,000
        Administrative Trustee Fees                               6,000
        Other fees and expenses                                     990
                                                               --------
                                                               $127,507
                                                               ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Compensation of Litigation Trustees

         Each of the two Litigation  Trustees is entitled to annual compensation of $60,000 plus  reimbursement  of expenses  incurred  carrying out the purpose of the Litigation Trust. In addition, one Litigation Trustee is entitled  to 4%,  and the other 1%, of any  litigation  settlements  or awards.

         Compensation of the Administrative Trustee

         The  Administrative  Trustee is  entitled  to a $5,000  acceptance  fee
         (which  includes  the  first  month  administrative  fee) and a monthly administrative fee of $500. In addition,  the Administrative Trustee is entitled  to a custody  fee on certain  cash  balances  and  marketable securities of .5% per annum on the first  $10,000,000 of fair value and
         3% on the excess and reimbursement for certain fees and expenses.

         Expenses Paid Prior to the Formation of the Litigation Trust

         As  discussed  in Note 4, the  Litigation  Trust is obligated to pay to
         Empire  Resorts  up to  $7,500,000.  This  amount  represents  expenses incurred prior to the formation of the Litigation  Trust. The amount is payable solely from the proceeds of litigation settlements or awards.

         Repayments of Amounts Drawn Under the Line of Credit

         As  discussed  in Note 3, the  expenses  of the  Litigation  Trust  are expected to be paid from draws under the line of credit.  Amounts drawn under the line of credit  are to be repaid  from any  amounts  received from litigation settlements or awards.

NOTE 7 - CERTAIN RELATIONSHIPS

         The  Litigation  Trustees  are both  currently  members  of the  Empire
         Resorts Board of Directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

         This Report on Form 10-QSB contains "forward-looking statements" within the  meaning  of  Section  27A of the  Securities  Act  and  Section  21E of the
Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than  statements of historical  facts  included in this Report,  including without  limitation,  the statements under "General," and "Liquidity and Capital
Resources,"  are  forward-looking  statements.  All subsequent  written and oral forward-looking  statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         You should  read the  following  discussions  in  conjunction  with our
financial   statements  and  the  related  notes  thereto  and  other  financial information  appearing  elsewhere  in  this  report.  The  following  discussion contains  forward-looking  statements that involve risks and uncertainties.  Our
actual  results  could  differ   materially   from  those   anticipated  in  the
forward-looking  statements  as a result of  various  factors,  including  those discussed elsewhere in this report.

General

         We are a statutory  trust created under Delaware law. Our formation was a condition to the consolidation of Empire Resorts, Inc. ("Empire Resorts") with
Monticello  Raceway  Management,   Inc.   ("Monticello   Raceway   Management"),
Monticello Casino Management,  LLC ("Monticello Casino Management"),  Monticello
Raceway Development Company,  LLC ("Monticello Raceway  Development") and Mohawk
Management,   LLC   (`Mohawk   Management").   Also  as  a  condition   to  that
consolidation,  each of Catskill Development,  L.L.C. ("Catskill  Development"),
Monticello Raceway Development and Mohawk Management, agreed to assign to us all of their  claims under or related to the  alienation  and  frustration  of their agreements  and  business  relations  with  the St.  Regis  Mohawk  Tribe.  That assignment included rights to any proceeds from any settlement or award that may arise from any litigation  relating to that claim.  Our litigation  claims arise from the efforts of each of Catskill Development, Monticello Raceway Development and Mohawk Management to develop with the St. Regis Mohawk Tribe a gaming casino in Monticello, New York. We spent several years and substantial funds to develop
and  obtain  required  approvals  for  the  casino.  Subsequently,   Park  Place
Entertainment  Corporation,  the world's largest gaming corporation and Atlantic
City's largest casino operator,  entered into an agreement providing for the St.
Regis Mohawk Tribe to commit their future casino development efforts exclusively to Park Place  Entertainment  Corporation.  That agreement  conflicted  with the
Mohawk  Tribe's  agreements  with  Catskill   Development,   Monticello  Raceway
Development and Mohawk Management. There are two lawsuits presently pending. The first lawsuit is Catskill Development,  L.L.C.,  Mohawk Management,  L.L.C., and
Monticello  Raceway  Development  Company,  L.L.C.,  Plaintiffs.  v. Park  Place
Entertainment  Corporation,  Defendant.  (Civil Action No. 00CIV8660 (CM) (GAY))
(United States District Court Southern  District of New York).  This lawsuit had initially  been  dismissed  on a motion for  summary  judgment.  However,  those rulings have been  appealed.  In addition,  the trial court  vacated the earlier decision granting summary judgment to Park Place Entertainment  Corporation,  in order to allow additional discovery proceedings.  The second lawsuit is Catskill
Development,   L.L.C.,   Mohawk  Management,   L.L.C.,  and  Monticello  Raceway
Development  Company,  L.L.C.,  Plaintiffs.  against Gary Melius,  Ivan Kaufman,
Walter Horn,  President R.C. - St. Regis Management  Company, et al, Defendants.
(Index No. 891/03)  (Supreme Court of the State of New York County of Sullivan).
This lawsuit is in its preliminary  stages.  Our purposes are the prosecution of our litigation  claims through the recovery of any settlement or final judgments and  the  distribution  of  the  net  amount  of  any  such  recoveries  to  our beneficiaries.

         The   administration   of  the   Litigation   Trust  will  involve  the
authentication  and payment of fees and expenses for legal and related  services in connection with our litigation  claims,  reporting and regulatory  compliance
and  the   maintenance   of  litigation,   financial  and  unitholder   records.
Administrative expenses are currently estimated to be approximately $200,000 per year, including the fees of the Litigation Trustees, the Administrative Trustee, auditors  and  accountants  and other  support  services.  Legal  fees and other expenses  involved in our  litigation  claims are impossible to predict with any degree of accuracy.  No assurance can be given that the amounts  available to us for the payment of such expenses  under our line of credit will be sufficient to carry  our  litigation  claims  through  to  a  successful  conclusion  or  that alternative funds will be available for such purpose.

         Our unit  holders  will only be entitled to the net  proceeds  from any settlement or award,  if any, of our litigation  claims after the payment of our expenses, the fees of the Litigation Trustees, any amounts outstanding under our line of credit and  $7,500,000  to Empire  Resorts  for  reimbursement  of prior expenses incurred in connection with our litigation claims.

RESULTS OF OPERATIONS

         For the period  January 12, 2004 (date of inception)  through March 31,
2004, we reported a net loss of $127,506.  Included in this net loss are,  legal fees related to  litigation of $65,489 and  administrative  expenses of $62,018, but no proceeds from any litigation.

LIQUIDITY AND CAPITAL RESOURCES

         Empire Resorts has provided us with an irrevocable line of credit of up to  $2,500,000  to provide  funds to pay any and all of our  expenses  permitted under the Declaration of Trust. No interest is payable on amounts advanced under our line of  credit.  Amounts  outstanding  under our line of  credit  are to be repaid by us from proceeds  received from any  settlement or award in connection with our  litigation  claims  after  payment of an amount  necessary  to pay the
Litigation  Trustees the fees for their services as set forth in the Declaration of Trust. Repayments of amounts outstanding under our line of credit may be made as a whole or in part  from  time to time at any  time  without  notice.  We may re-borrow  any  amounts so repaid.  Our line of credit will remain in full force and effect until our termination.

         Empire  Resorts is a holding  company,  owning all the capital stock or membership  interests of certain  other  entities.  Empire  Resorts is therefore dependent  on these other  entities to pay  dividends or make  distributions  in order to generate  internal cash flow and to satisfy its obligations,  including its obligations  under our line of credit.  There can be no assurance,  however, that these other entities will generate  enough revenue to pay cash dividends or make cash  distributions.  In addition,  these entities may enter into contracts that limit or prohibit their ability to pay dividends or make distributions.

         Empire  Resorts  had no net  operating  revenue  during the fiscal year ended December 31, 2003 and sustained a net operating loss of approximately $8.0 million  during such period.  Therefore,  there can be no assurance  that Empire
Resorts will have the ability to meet its obligations under our line of credit.

ITEM 3.  CONTROLS AND PROCEDURES

         (a)  The  Litigation  Trust  carried  out  an  evaluation,   under  the
supervision and with the  participation  of the Litigation  Trust's  management, including  Joseph E.  Bernstein  (acting  Chief  Executive  Officer) and Paul A.
Debary  (acting Chief  Financial  Officer),  the Litigation  Trust's  Litigation
Trustees,  of the  effectiveness  of the design and operation of the  Litigation
Trust's  "disclosure  controls  and  procedures",  as such  term is  defined  in
Exchange Act Rule 15d-15e,  as of the end of the period  covered by this report.
Based upon that evaluation, Messrs. Bernstein and deBary have concluded that the
Litigation Trust's  disclosure  controls and procedures were effective as of the

                                       10

end of the period  covered by this report to provide  reasonable  assurance that information  required to be disclosed by the Litigation Trust in reports that it files or submits under the Exchange Act is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.

         (b) There have been no significant  changes in the  Litigation  Trust's internal  controls  or in other  factors  that  could  significantly  affect the
Litigation Trust's internal controls subsequent to the date the Litigation Trust carried out this  evaluation,  including any  corrective  actions with regard to significant deficiencies and material weaknesses.

         A control  system,  no matter  how well  conceived  and  operated,  can provide only  reasonable,  not absolute  assurance  that the  objectives  of the control  system are met.  Because of the  inherent  limitations  in all  control systems,  no  evaluation  of controls can provide  absolute  assurance  that all control  issues  and  instances  of fraud,  if any,  within a company  have been detected.

                                       11

PART  II -     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are a statutory  trust created under Delaware law. Our formation was a condition  to the  consolidation  of Empire  Resorts with  Monticello  Raceway
Management,  Monticello Casino Management,  Monticello Raceway Development,  and
Mohawk Management.  Also as a condition to that consolidation,  each of Catskill
Development,  Monticello Raceway  Development and Mohawk  Management,  agreed to assign  to us all of  their  claims  under  or  related  to the  alienation  and frustration of their agreements and business relations with the St. Regis Mohawk
Tribe.  That  assignment  included rights to any proceeds from any settlement or award that may arise from any litigation  relating to that claim. Our litigation claims  arise  from the  efforts  of each of  Catskill  Development,  Monticello
Raceway  Development and Mohawk  Management to develop with the St. Regis Mohawk
Tribe a gaming  casino in  Monticello,  New  York.  We spent  several  years and substantial  funds to develop  and obtain  required  approvals  for the  casino.
Subsequently,  Park Place Entertainment Corporation,  the world's largest gaming corporation  and  Atlantic  City's  largest  casino  operator,  entered  into an agreement providing for the St. Regis Mohawk Tribe to commit their future casino development efforts exclusively to Park Place  Entertainment  Corporation.  That
agreement   conflicted   with  the  Mohawk  Tribe's   agreements  with  Catskill
Development, Monticello Raceway Development and Mohawk Management. There are two
lawsuits presently pending. The first lawsuit is Catskill  Development,  L.L.C.,
Mohawk Management,  L.L.C., and Monticello Raceway Development Company,  L.L.C.,
Plaintiffs. v. Park Place Entertainment  Corporation,  Defendant.  (Civil Action
No. 00CIV8660  (CM)(GAY)) (United States District Court Southern District of New
York).  This  lawsuit  had  initially  been  dismissed  on a motion for  summary judgment.  However,  those rulings have been  appealed.  In addition,  the trial court  vacated  the earlier  decision  granting  summary  judgment to Park Place
Entertainment  Corporation,  in order to allow additional discovery proceedings.
The second lawsuit is Catskill Development,  L.L.C., Mohawk Management,  L.L.C.,
and Monticello Raceway Development  Company,  L.L.C.,  Plaintiffs.  against Gary
Melius,  Ivan  Kaufman,  Walter  Horn,  President  R.C. - St.  Regis  Management
Company,  et al,  Defendants.  (Index No. 891/03) (Supreme Court of the State of
New York County of  Sullivan).  This  lawsuit is in its  preliminary  stages and prosecution of the suit may be deferred pending the resolution of certain issues related to the first lawsuit. Our purposes are the prosecution of our claims now through the recovery of any settlement or final  judgments and the  distribution of the net amount of any such recoveries to our beneficiaries.

ITEM 2.  Changes in Securities and Small Business Issuer Purchases
         of Equity Securities

         In  connection  with the  formation  of the  Litigation  Trust  and the completion  of the  consolidation  of Empire  Resorts  with  Monticello  Raceway
Management,  Monticello Casino Management,  Monticello  Raceway  Development and
Mohawk Management,  the Litigation Trust issued on January 12, 2004, in a single
transaction,   22,702,896   units  of  the   Litigation   Trust  (the  "Units"),
representing all of its currently outstanding Units, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on 8-K

     a.    Exhibits

     *31.1    Certification  of  Acting  Chief  Executive  Officer  pursuant  to
              Section 302 of the Sarbanes-Oxley Act of 2002.

                                       12

     *31.2    Certification  of  Acting  Chief  Financial  Officer  pursuant  to
              Section 302 of the Sarbanes-Oxley Act of 2002.

     *32.1    Certification of the Acting Chief Executive Officer pursuant to 18
              U.S.C.  Section  1350  adopted  pursuant  to  Section  906  of the
              Sarbanes-Oxley Act of 2002.

     *32.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.

            *Filed herewith

b. Reports on Form 8-K

None.

                                       13

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CATSKILL LITIGATION TRUST
                                  (Registrant)

DATE:  May 17, 2004               By: /s/ Joseph E. Bernstein
                                     -------------------------------------------
                                     Joseph E. Bernstein
                                     Litigation Trustee

DATE:  May 17, 2004               By: /s/ Paul A. deBary
                                     -------------------------------------------
                                     Paul A. deBary
                                     Litigation Trustee

                                       14