Form 10QSB
period 2004-06-30
CATSKILL LITIGATION TRUST
filed 2004-08-18
CIK 1278539

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

   [X]  Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the quarterly period ended June 30, 2004

   [ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

        As of August 11, 2004, 22,702,896 Units of beneficial interest were outstanding.

        Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

================================================================================

                            CATSKILL LITIGATION TRUST

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page

     ITEM 1. CONDENSED FINANCIAL STATEMENTS

     Condensed Balance Sheet as of June 30, 2004 (unaudited)               3

     Condensed Statements of Operations for the three months ended June
     30, 2004 and for the period January 12, 2004 (Date of Inception) to
     June 30, 2004 (unaudited)                                             4

     Condensed Statement of Cash Flows for the period January 12, 2004
     (Date of Inception) to June 30, 2004 (unaudited)                      5

     Notes to Condensed Financial Statements                               6-8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OR PLAN OF OPERATION                                                  9-11

     ITEM 3.  CONTROLS AND PROCEDURES                                      11

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             12-13

SIGNATURES                                                                 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CATSKILL LITIGATION TRUST
                             CONDENSED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

ASSETS
   Current Assets
      Cash                                                            $ 151,918
                                                                      ---------
   Total Current Assets                                                 151,918

                                                                      ---------
TOTAL ASSETS                                                          $ 151,918
                                                                      =========

LIABILITIES AND TRUST DEFICIENCY
   Current Liabilities
      Accrued legal and administrative expenses                       $  90,370
      Line of credit-related party                                      250,000
                                                                      ---------
   Total Current Liabilities                                            340,370

Trust Deficiency
      Units of Beneficial Interest: authorized
      22,702,896; issued and outstanding 22,702,896                       3,428
      Accumulated deficit                                              (191,880)
                                                                      ---------
      Total Trust Deficiency                                           (188,452)
                                                                      ---------
TOTAL LIABILITIES AND TRUST DEFICIENCY                                $ 151,918
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          January 12, 2004
                                               Three months ended       (Date of Inception)
                                                June 30, 2004             to June 30, 2004
                                                ------------------------------------------

General and Administrative Expenses:
Litigation Trustee Fees                              $30,000                    $ 56,130
Administrative Trustee Fees                            1,500                       7,500
Consulting Fees                                        5,000                      11,000
Legal Fees                                            12,109                      83,314
Accounting Fees                                        9,270                      26,453
Interest Expense                                       3,428                       3,428
Other                                                  3,341                       4,331
                                                ------------------------------------------
Total General and Administrative Expenses             64,648                     192,156
Other Income                                             276                         276
                                                ------------------------------------------
Net Loss                                            ($64,372)                  ($191,880)
                                                ==========================================
Loss per unit outstanding                           ($  0.00)                  ($   0.01)
                                                ==========================================
Weighted average units outstanding                22,702,896                  22,702,896
                                                ==========================================

   The accompanying notes are an integral part of these financial statements.

                           CATSKILL LITIGATION TRUST
                       CONDENSED STATEMENT OF CASH FLOWS
               For the period January 12, 2004 (Date of Inception)
                                to June 30, 2004
                                   (Unaudited)

OPERATING ACTIVITIES
Net Loss                                                                    ($191,880)
   Adjustments to reconcile net loss to net cash used in operations:
      Imputed interest expense                                                  3,428
      Increase in accrued legal and administrative expenses                    90,370
                                                                            ---------
Net cash used in operating activities                                       ($ 98,082)

Cash flow from financing activities
      Increase in line of credit-related party                                250,000

                                                                            ---------
Cash-beginning of period                                                           --
                                                                            ---------
Cash end of period                                                          $ 151,918
                                                                            =========

   The accompanying notes are an integral part of these financial statements.

Notes to Condensed Financial Statements--June 30, 2004 (Unaudited)

NOTE 1 - THE TRUST

         The Catskill Litigation Trust is a Delaware statutory trust (the
         "Litigation Trust") formed by Empire Resorts, Inc. ("Empire Resorts"),
         Monticello Raceway Management, Inc., ("MRMI"), Monticello Casino
         Management, LLC, Monticello Raceway Development Company, LLC ("MRDC")
         and Mohawk Management, LLC ("Mohawk"). On January 12, 2004, 22,702,896
         units of beneficial interest were issued to the members and stockholders of those entities. At that time, Empire Resorts, Catskill
         Development, L.L.C. ("Catskill"), MRMI, Mohawk, Joseph E. Bernstein,
         Paul A. deBary (Messrs. Bernstein and deBary are hereinafter referred to as the "Litigation Trustees") and Christiana Bank and Trust Company
         (the "Administrative Trustee") entered into the Declaration of Trust of
         Catskill Litigation Trust (the "Declaration of Trust").

         In the Declaration of Trust, Catskill, MRDC and Mohawk assigned to the
         Litigation Trust all of their claims under or related to the alienation and frustration of their agreements and business relations with the St.
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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         BASIS OF PRESENTATION

         These condensed financial statements have been prepared in accordance with accounting principles for interim financial statements generally accepted in the United States of America, and with Form 10-QSB and Item
         310 of Regulation SB of the Securities and Exchange Commission.
         Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United
         States of America for annual financial statements. In the opinion of the Litigation Trustees, the accompanying condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial statements of the
         Litigation Trust not misleading.

         Operating results for the period January 12, 2004 (date of inception)
         to June 30, 2004 are not necessarily indicative of the results that would be expected for the period January 12, 2004 (date of inception)
         to December 31, 2004. For further information, refer to the financial statement as of January 12, 2004 and the footnotes related thereto contained in the Litigation Trust's Form S-1 filed on April 22, 2004 with the Securities and Exchange Commission.

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

         INCOME TAXES

         For federal income tax purposes, the Litigation Trust is treated as a grantor trust. Under the grantor trust rules, each holder of a unit of beneficial interest is treated as the owner of his or her share of the
         Litigation Trust's assets. The treatment of income and expense items under accounting principles generally accepted in the United States of
         America may differ from the tax treatment of such items. Expenses incurred by the Litigation Trust will be capitalized for tax purposes.

NOTE 3 - LINE OF CREDIT-RELATED PARTY

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

         On April 1, 2004, $250,000 was drawn against the line of credit.

         The Litigation Trust imputed interest on the borrowings at Empire
         Resorts' borrowing rate (5.50% per annum at June 30, 2004). Interest expense for the three months ended June 30, 2004 and for the period
         January 12, 2004 (date of inception) to June 30, 2004 amounted to
         $3,428 and was deemed contributed capital to the Litigation Trust.

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

         Second: To reimburse $7,500,000 to Empire Resorts for expenses incurred in connection with the Litigation prior to the formation of the
         Litigation Trust and, in addition, to repay Empire Resorts any amounts outstanding under the line of credit.

         Third: If any amount remains after the above requirements are met, such amount remaining is to be divided among the beneficiaries of the
         Litigation Trust in proportion to their ownership of Units as of the date the distribution is made.

NOTE 5 - ACCRUED LEGAL AND ADMINISTRATIVE  EXPENSES

                                                   June 30, 2004
                Legal fees related to litigation        $29,962
                Litigation trustee fees                  30,000
                Accounting fees                          16,770
                Consulting fees                           8,500
                Administrative trustee fees               1,500
                Other fees and expenses                   3,638
                                                   ------------
                                                        $90,370
                                                   ============

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

         REPAYMENTS OF AMOUNTS DRAWN UNDER THE LINE OF CREDIT-RELATED PARTY

         As discussed in Note 3, the expenses of the Litigation Trust are expected to be paid from draws under the line of credit. Amounts drawn under the line of credit are to be repaid from any amounts received from litigation settlements or awards.

NOTE 7 - CERTAIN RELATIONSHIPS

         The Litigation Trustees are both currently members of Empire Resorts'
         Board of Directors.

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

         The following discussions should be read in conjunction with our financial statements and the related notes thereto and other financial information appearing elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this report.

General

         We are a statutory trust created under Delaware law. Our formation was a condition to the consolidation of Empire Resorts, Inc. ("Empire Resorts"),
Monticello Raceway Management, Inc., ("MRMI"), Monticello Casino Management, LLC
("MCM"), Monticello Raceway Development Company, LLC ("MRDC") and Mohawk
Management, LLC ("Mohawk"). Also as a condition to that consolidation, each of
Catskill Development, L.L.C. ("Catskill"), MRDC, and Mohawk, agreed to assign to us all of their claims under or related to the alienation and frustration of their agreements and business relations with the St. Regis Mohawk Tribe. That assignment included rights to any proceeds from any settlement or award that may arise from any litigation relating to that claim. Our litigation claims arise from the efforts of each of Catskill, MRDC, and Mohawk to develop with the St.
Regis Mohawk Tribe a gaming casino in Monticello, New York. We spent several years and substantial funds to develop and obtain required approvals for the casino. Subsequently, Park Place Entertainment Corporation, the world's largest gaming corporation and Atlantic City's largest casino operator, entered into an agreement providing for the St. Regis Mohawk Tribe to commit their future casino development efforts exclusively to Park Place Entertainment Corporation. That agreement conflicted with the Mohawk Tribe's agreements with Catskill, MRDC and
Mohawk.

         There is one lawsuit presently pending and one lawsuit that has been discontinued. The first lawsuit is Catskill Development, L.L.C., Mohawk
Management, L.L.C., and Monticello Raceway Development Company, L.L.C.,
Plaintiffs. v. Park Place Entertainment Corporation, Defendant. (Civil Action
No. 00CIV8660 (CM) (GAY)) (United States District Court Southern District of New
York) referred to herein as the "PPE case". This lawsuit had initially been dismissed on a motion for summary judgment. However, those rulings have been appealed. In addition, the trial court vacated the earlier decision granting summary judgment to Park Place Entertainment, in order to allow additional discovery proceedings. The second lawsuit is Catskill Development, L.L.C.,
Mohawk Management, L.L.C., and Monticello Raceway Development Company, L.L.C.,
Plaintiffs. against Gary Melius, Ivan Kaufman, Walter Horn, President R.C. - St.
Regis Management Company, et al, Defendants. (Index No. 891/03) (Supreme Court
of the State of New York County of Sullivan). This lawsuit has been discontinued
under an agreement that permits it to be refiled at a future date without being barred by the statute of limitations. Our purposes are the prosecution of our litigation claims through the recovery of any settlement or final judgments and the distribution of the net amount of any such recoveries to our beneficiaries.

         The administration of our Litigation Trust will involve the authentication and payment of fees and expenses for legal and related services in connection with our litigation claims, reporting and regulatory compliance and the maintenance of litigation, financial and unitholder records.
Administrative expenses are currently estimated to be approximately $200,000 per year, including the fees of the litigation and administrative trustees, auditors and accountants and other support services. Legal fees and other expenses involved in our litigation claims are impossible to predict with any degree of accuracy. No assurance can be given that the amounts available to us for the payment of such expenses under our line of credit will be sufficient to carry our litigation claims through to a successful conclusion or that alternative funds will be available for such purpose.

         Our unit holders will only be entitled to the net proceeds from any settlement or award, if any, of our litigation claims after the payment of our expenses, the fees of our litigation trustees, any amounts outstanding under our line of credit and $7,500,000 to Empire Resorts for reimbursement of prior expenses incurred in connection with our litigation claims.

RESULTS OF OPERATIONS

For the period January 12, 2004 (date of inception) through June 30, 2004, we reported a net loss of $191,880. Included in this net loss are legal fees related to litigation of $77,598 and administrative expenses of $114,558 offset by interest income of $276, but no proceeds from any litigation. For the three months ended June 30, 2004, we reported a net loss of $64,372 compared to a net loss of $127,507 for the period January 12, 2004 (date of inception) through
March 31, 2004. Included in these net losses are legal fees related to litigation of $12,109 and $65,489, respectively, and administrative expenses of
$52,263 and $62,018 respectively, offset by interest income of $276 for the three months ending June 30, 2004, but no proceeds from any litigation.

The second quarter results reflect reduced legal fees related to litigation due to lack of activity in our lawsuits. The District Judge in the PPE case has advised the parties that, despite our arguments to the contrary, it is appropriate to wait for a decision by the New York Court of Appeals in another case before ruling on the pending motions in the PPE case. The Court of Appeals decision is not expected to be issued until the fourth quarter of 2004 and we cannot estimate with any certainty how long it may be before any ruling on the pending motions in the PPE case is issued thereafter.

On June 1, 2004, we filed a Voluntary Discontinuance and Tolling Agreement with respect to the second lawsuit. Since there are many issues of fact and law in the PPE case which relate to matters that are also at issue in the second lawsuit, we believe that, as long as the right to recommence the suit without regard to the Statute of Limitations was preserved, the discontinuance of this suit was appropriate in order to avoid the cost of maintaining two separate lawsuits.

LIQUIDITY AND CAPITAL RESOURCES

         Empire Resorts has provided us with an irrevocable line of credit of up to $2,500,000 to provide funds to pay any and all of our expenses permitted under the Declaration of Trust. No interest is payable on amounts advanced under our line of credit. Amounts outstanding under our line of credit are to be repaid by us from proceeds received from any settlement or award in connection with our litigation claims after payment of an amount necessary to pay our
Litigation Trustees the fees for their services as set forth in the Declaration of Trust. Repayments of amounts outstanding under our line of credit may be made in whole or in part from time to time at any time without notice. We may

                                       10

reborrow any amounts so repaid. Our line of credit will remain in full force and effect until our termination.

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

         During the fiscal year ended December 31, 2003 and for the six months ended June 30, 2004, Empire Resorts sustained net operating losses of approximately $8.0 and $8.2 million, respectively, during such periods.
Therefore, there can be no assurance that Empire Resorts will have the ability to meet its obligations under our line of credit.

ITEM 3.  CONTROLS AND PROCEDURES

(a) The Litigation Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including Joseph E. Bernstein
(acting Chief Executive Officer) and Paul A. deBary (acting Chief Financial
Officer), the Litigation Trust's Litigation Trustees, of the effectiveness of the design and operation of the Litigation Trust's "disclosure controls and procedures", as such term is defined in Exchange Act Rule 15d-15e, as of the end of the period covered by this report. Based upon that evaluation, Messrs.
Bernstein and deBary have concluded that the Litigation Trust's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Trust in reports that it files or submits under the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

                                       11

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are a statutory trust created under Delaware law. Our formation was a condition to the consolidation of Empire Resorts with MRMI, MCM, MRDC, and
Mohawk. Also as a condition to that consolidation, each of Catskill, MRDC and
Mohawk, agreed to assign to us all of their claims under or related to the alienation and frustration of their agreements and business relations with the
St. Regis Mohawk Tribe. That assignment included rights to any proceeds from any settlement or award that may arise from any litigation relating to that claim.
Our litigation claims arise from the efforts of each of Catskill, MRDC and
Mohawk to develop with the St. Regis Mohawk Tribe a gaming casino in Monticello,
New York. We spent several years and substantial funds to develop and obtain required approvals for the casino. Subsequently, Park Place Entertainment
Corporation, the world's largest gaming corporation and Atlantic City's largest casino operator, entered into an agreement providing for the St. Regis Mohawk
Tribe to commit their future casino development efforts exclusively to Park
Place Entertainment Corporation. That agreement conflicted with the Mohawk
Tribe's agreements with Catskill MRDC and Mohawk. There is one lawsuit presently pending and one lawsuit that has been discontinued. The first lawsuit is
Catskill Development, L.L.C., Mohawk Management, L.L.C., and Monticello Raceway
Development Company, L.L.C., Plaintiffs. v. Park Place Entertainment
Corporation, Defendant. (Civil Action No. 00CIV8660 (CM)(GAY)) (United States
District Court Southern District of New York). This lawsuit had initially been dismissed on a motion for summary judgment. However, those rulings have been appealed. In addition, the trial court vacated the earlier decision granting summary judgment to Park Place Entertainment, in order to allow additional discovery proceedings. The second lawsuit is Catskill Development, L.L.C.,
Mohawk Management, L.L.C., and Monticello Raceway Development Company, L.L.C.,
Plaintiffs. against Gary Melius, Ivan Kaufman, Walter Horn, President R.C. - St.
Regis Management Company, et al, Defendants. (Index No. 891/03) (Supreme Court
of the State of New York County of Sullivan). This lawsuit has been discontinued
under an agreement that permits it to be refiled at a future date without being barred by the statute of limitations. Our purposes are the prosecution of our claims now through the recovery of any settlement or final judgments and the distribution of the net amount of any such recoveries to our beneficiaries.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

         a:  Exhibits

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

         *32.2   Certification of the Acting Chief Financial Officer pursuant to
                 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

         *Filed herewith

         b. Reports on Form 8-K

                                       12

            None.

                                       13

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATSKILL LITIGATION TRUST
                                          (Registrant)

DATE:  August 17, 2004                     By: /s/ Joseph E. Bernstein
                                              ----------------------------------
                                               Joseph E. Bernstein
                                               Litigation Trustee

DATE:  August 17, 2004                     By: /s/ Paul A. deBary
                                              ----------------------------------
                                              Paul A. deBary
                                              Litigation Trustee

                                       14