Form 10QSB
period 2004-09-30
CATSKILL LITIGATION TRUST
filed 2004-11-12
CIK 1278539

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

         For the quarterly period ended September 30, 2004

    /_/  Transition Report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to __________

                        Commission file number 333-112603

                            CATSKILL LITIGATION TRUST
                            -------------------------
 (Exact Name of Small Business Issuer as Specified in Its Declaration of Trust)

         DELAWARE                                   16-6547621
------------------------------------    ----------------------------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter  period  that  Catskill  Litigation  Trust  was  required  to file  such reports),  and (2) has been subject to such filing  requirements for the past 90
days. Yes /X/   No  /_/

As of November 12, 2004, 22,702,896 Units of beneficial interest were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes /_/ No /X/

================================================================================

                            CATSKILL LITIGATION TRUST

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                                     Page

     ITEM 1. CONDENSED FINANCIAL STATEMENTS

     Condensed Balance Sheet as of September 30, 2004 (unaudited)                  3

     Condensed Statements of Operations for the three months ended September 30,
     2004 and for the period  January 12, 2004 (Date of  Inception) to September
     30, 2004 (unaudited)                                                          4

     Condensed Statement of Cash Flows for the period January 12, 2004
     (Date of Inception) to September 30, 2004 (unaudited)                         5

     Notes to Condensed Financial Statements                                       6-8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OR PLAN OF OPERATION                                                          9-11

     ITEM 3.  CONTROLS AND PROCEDURES                                              11

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                                    12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     12-13

SIGNATURES                                                                         14

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               CATSKILL LITIGATION TRUST
                                CONDENSED BALANCE SHEET
                                   September 30, 2004
                                      (Unaudited)

ASSETS
   Current Assets
         Cash                                                       $68,948
                                                                 ----------
   Total Current Assets                                              68,948
                                                                 ----------
TOTAL ASSETS                                                        $68,948
                                                                 ==========
LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Accrued legal and administrative expenses                $75,000
           Accounts payable                                          41,375
           Line of credit-related party                             250,000
                                                                 ----------
      Total Current Liabilities                                     366,375
Trust Deficiency
            Units of Beneficial Interest: authorized
            22,702,896; issued and outstanding 22,702,896             6,866
            Accumulated deficit                                   (304,293)
                                                                 ----------
      Total Trust Deficiency                                      (297,427)
                                                                 ----------
TOTAL LIABILITIES AND TRUST DEFICIENCY                              $68,948
                                                                 ==========

   The accompanying notes are an integral part of these financial statements.

                                           CATSKILL LITIGATION TRUST
                                      CONDENSED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                    Three months ended        January 12, 2004 (Date of Inception) to
                                                    September 30, 2004                 September 30, 2004
                                                    -----------------------------------------------------------------

General and Administrative Expenses:
Litigation Trustee Fees                             $     30,000                                        $     86,130
Administrative Trustee Fees                                1,500                                               9,000
Consulting Fees                                            6,090                                              14,233
Legal Fees                                                75,336                                             168,333
Accounting Fees                                            7,870                                              17,140
Interest Expense                                           3,438                                               6,866
Other                                                      1,167                                               3,083
                                                    -----------------------------------------------------------------
Total General and Administrative Expenses                125,401                                             304,785
Other Income                                                 217                                                 492
                                                    -----------------------------------------------------------------
Net Loss                                            ($   125,184)                                       ($   304,293)
                                                    =================================================================
Loss per unit outstanding                                  (0.01)                                              (0.01)
                                                    =================================================================
Weighted average units outstanding                    22,702,896                                          22,702,896
                                                    =================================================================

   The accompanying notes are an integral part of these financial statements.

                                       CATSKILL LITIGATION TRUST
                                   CONDENSED STATEMENT OF CASH FLOWS
                        For the period January 12, 2004 (Date of Inception) to
                                          September 30, 2004
                                              (Unaudited)

OPERATING ACTIVITIES
Net Loss                                                                               ($304,293)
   Adjustments to reconcile net loss to net cash used in operations:
      Imputed interest expense                                                              6,866
      Increase in accounts payable                                                         41,375
      Increase in accrued legal and administrative expenses                                75,000
                                                                                       ----------
Net cash used in operating activities                                                   (181,052)

Cash flow from financing activities
      Increase in line of credit-related party                                            250,000
                                                                                       -----------

Net increase in cash                                                                       68,948
                                                                                       -----------
Cash-beginning of period                                                                      ---
                                                                                       -----------
Cash-end of period                                                                        $68,948
                                                                                       -----------

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST

     Notes to Condensed Financial Statements--September 30, 2004 (Unaudited)

NOTE 1 - THE TRUST

         The  Catskill  Litigation  Trust is a  Delaware  statutory  trust  (the
         "Litigation Trust") formed by Empire Resorts,  Inc. ("Empire Resorts"),
         Monticello  Raceway  Management,  Inc.,  ("MRMI"),   Monticello  Casino
         Management,  L.L.C.,  Monticello Raceway  Development  Company,  L.L.C.
         ("MRDC") and Mohawk Management, L.L.C. ("Mohawk"). On January 12, 2004,
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
         ---------------------

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

         Operating  results for the period  January 12, 2004 (date of inception)
         to September  30, 2004 are not  necessarily  indicative  of the results that  would be  expected  for the  period  January  12,  2004  (date of inception) to December 31, 2004. For further information,  refer to the financial  statement as of January 12, 2004 and the  footnotes  related thereto contained in the Litigation Trust's Form S-1 filed on April 22,
         2004 with the Securities and Exchange Commission.

         Use of Estimates in the Financial Statements
         --------------------------------------------

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
         ------------

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

         The  Litigation  Trust  imputed  interest on the  borrowings  at Empire
         Resorts'  borrowing  rate  (5.50%  per annum at  September  30,  2004).
         Interest  expense for the three months ended September 30, 2004 and for the period  January 12, 2004 (date of  inception) to September 30, 2004 amounted to $3,438 and $6,866, respectively, and was deemed contributed capital to the Litigation Trust.

NOTE 4 - DISTRIBUTIONS

         The  distribution  of any net proceeds from  litigation  settlements or awards,  after  amounts  are  applied to cover all  current or expected expenses of the Litigation  Trust, is to be made at the sole discretion of the Litigation Trustees and will be distributed as follows:

         First:  To  pay  the  Litigation   Trustees  their  fees  arising  from
         litigation settlements or awards. (See Note 5)

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Compensation of Litigation Trustees
         -----------------------------------

         Each of the two Litigation  Trustees is entitled to annual compensation of $60,000 plus  reimbursement  of expenses  incurred  carrying out the purpose of the Litigation Trust. In addition, one litigation trustee is entitled  to 4%,  and the other 1%, of any  litigation  settlements  or awards.

         Compensation of the Administrative Trustee
         ------------------------------------------

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

         Expenses Paid Prior to the Formation of the Litigation Trust
         ------------------------------------------------------------

         As  discussed  in Note 4, the  Litigation  Trust is obligated to pay to
         Empire  Resorts  up to  $7,500,000.  This  amount  represents  expenses incurred prior to the formation of the Litigation  Trust. The amount is payable solely from the proceeds of litigation settlements or awards.

         Repayments of Amounts Drawn Under the Line of Credit-Related Party
         ------------------------------------------------------------------

         As  discussed  in Note 3, the  expenses  of the  Litigation  Trust  are expected to be paid from draws under the line of credit.  Amounts drawn under the line of credit  are to be repaid  from any  amounts  received from litigation settlements or awards.

NOTE 6 - CERTAIN RELATIONSHIPS

         The Litigation  Trustees are both currently  members of Empire Resorts'
         Board of Directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

         This Report on Form 10-QSB contains "forward-looking statements" within the  meaning  of  Section  27A of the  Securities  Act  and  Section  21E of the
Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than  statements of historical  facts  included in this Report,  including without  limitation,  the statements under "General," and "Liquidity and Capital
Resources,"  are  forward-looking  statements.  All subsequent  written and oral forward-looking  statements  attributable  to the  Litigation  Trust or  persons acting on its behalf are expressly qualified in their entirety by the cautionary statements.

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
L.L.C.  ("MCM"),  Monticello Raceway Development  Company,  L.L.C.  ("MRDC") and
Mohawk Management, L.L.C. ("Mohawk"). Also as a condition to that consolidation, each of Catskill Development,  L.L.C. ("Catskill"),  MRDC, and Mohawk, agreed to assign  to us all of  their  claims  under  or  related  to the  alienation  and frustration of their agreements and business relations with the St. Regis Mohawk
Tribe.  That  assignment  included rights to any proceeds from any settlement or award that may arise from any litigation  relating to that claim. Our litigation claims arise from the efforts of each of Catskill,  MRDC,  and Mohawk to develop with the St. Regis Mohawk Tribe a gaming  casino in  Monticello,  New York.  The plaintiffs  spent  several  years and  substantial  funds to develop  and obtain required  approvals  for the  casino.  Subsequently,  Park  Place  Entertainment
Corporation,  the world's largest gaming corporation and Atlantic City's largest casino  operator,  entered into an agreement  providing for the St. Regis Mohawk
Tribe to commit their future  casino  development  efforts  exclusively  to Park
Place  Entertainment  Corporation.  That  agreement  conflicted  with the Mohawk
Tribe's agreements with Catskill, MRDC and Mohawk.

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

RESULTS OF OPERATIONS

For the period January 12, 2004 (date of inception)  through September 30, 2004, we reported a net loss of $304,293.  Included in this net loss are legal fees of
$168,333  (of  which  legal  fees  related  to  litigation  were  $93,333),  and administrative  expenses of $136,452  offset by dividend  income of $492, but no proceeds from any litigation.  For the three months ended September 30, 2004, we reported a net loss of $125,184  compared to a net loss of $64,372 for the three months  ended  June 30,  2004.  Included  in these net  losses are legal fees of
$75,336 and $12,109,  respectively  (of which legal fees  related to  litigation were $336 and $12,109, respectively), and administrative expenses of $50,065 and
$52,539 respectively,  offset by dividend income of $217 and $276, respectively, but no proceeds from any litigation.

The third quarter results reflect accrued legal expenses of $75,000  relating to registration of trust units and other  administrative  items,  but reduced legal fees related to litigation due to lack of activity in our lawsuits. The District
Judge in the PPE case  advised the parties  that,  despite our  arguments to the contrary,  it was  appropriate  to wait for a decision  by the New York Court of
Appeals in another  case before  ruling on the pending  motions in the PPE case.
The Court of Appeals  decision  was received in October and briefs were filed by both parties  concerning  the  relevance of that decision to the case. We cannot estimate  with any certainty how long it may be before any ruling on the pending motions in the PPE case is issued or whether any such ruling will  expedite  the process of reaching a final resolution of the case or not. However,  as a result of this activity in the case, we do expect expenses  related to trial counsel to increase  in the fourth  quarter of 2004 and would also expect  increased  legal fees related to trial or appeal matters in 2005 as compared to 2004.

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

                                       10

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
Repayments  of  amounts  outstanding  under our line of credit  may be made as a whole or in part from time to time at any time without  notice.  We may reborrow any  amounts so repaid.  Our line of credit will remain in full force and effect until our termination.

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

Empire  Resorts  had no net  operating  revenue  during  the  fiscal  year ended
December  31, 2003 or for the six months ended June 30, 2004 and  sustained  net operating losses of approximately  $8.0 and $8.2 million,  respectively,  during such  periods.  Although  Empire  Resorts  significantly  increased its level of operations during the third quarter of 2004, it has yet to demonstrate that such operations can be profitable.  Therefore,  there can be no assurance that Empire
Resorts will have the ability to meet its obligations under our line of credit.

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

         *Filed herewith

                                       12

                                   SIGNATURES

     In  accordance  with  the  requirements  of  the  Exchange  Act,   Catskill
Litigation  Trust  caused  this  report  to be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.

                                       CATSKILL LITIGATION TRUST
                                       (Registrant)

DATE:  November 12, 2004               By:  /s/ Joseph E. Bernstein
                                            -----------------------------
                                            Joseph E. Bernstein
                                            Litigation Trustee

DATE:  November 12, 2004               By: /s/ Paul A. deBary
                                            -----------------------------
                                             Paul A. deBary
                                             Litigation Trustee

                                       13