Form 10KSB
period 2004-12-31
CATSKILL LITIGATION TRUST
filed 2005-03-31
CIK 1278539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

        For the period January 12, 2004 (date of Inception) to December 31, 2004

|_|  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE OF
     1934

     For the transition period from __________________ to __________________

                       Commission file number: 333-114733

                            CATSKILL LITIGATION TRUST
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                 16-6547621
---------------------------------------  ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

c/o Christiana Bank  & Trust Company,
1314 King Street, Wilmington, Delaware              19801
---------------------------------------  ---------------------------------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number: (302) 888-7400

Securities registered under Section 12(b) of the Exchange Act:

           Title of each class               Name of each exchange
                                             on which registered

                 Units                            N/A
---------------------------------------  ---------------------------------------

Securities registered under 12(g) of the Exchange Act:

                                      Units
--------------------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing  requirements  for the past 90 days.  Yes |X| No
|_|

     Check if there is no disclosure  of  delinquent  filers in response to Item
405 of Regulation S-B is not contained in this form,  and no disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. |_|

     The issuer had no revenue during the fiscal year ended December 31, 2004.

     The  aggregate   market  value  of  the  issuer's  common  equity  held  by non-affiliates, as of March 31, 2005 was $0.

     As of March 31, 2005,  there were 22,702,896  shares of the issuer's common equity outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                           Page
                                                                          -----
Part I
 Item 1. Description of Business                                            1
 Item 2. Description of Property                                            5
 Item 3. Legal Proceedings                                                  5
 Item 4. Submission of Matters to a Vote of Security Holders                6

Part II
 Item 5. Market for Common Equity and Related Stockholder Matters           6
 Item 6. Management's Discussion and Analysis or Plan of Operation          9
 Item 7. Financial Statements                                              16
 Item 8. Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          16
 Item 8A. Controls and Procedures                                          16
 Item 8B. Other Information                                                16

Part III
 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                17
 Item 10. Executive Compensation                                           17
 Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.                                 18
 Item 12 Certain Relationships and Related Transactions                    19
 Item 13 Exhibits                                                          19
 Item 14 Principal Accountant Fees and Services                            20

                                      -i-

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OUR FORMATION AND PURPOSE

     The Catskill Litigation Trust was formed on January 12, 2004 as a part of a consolidation between entities holding various interests in claims involved in a litigation.  These entities included Empire Resorts,  Inc.  ("Empire  Resorts"),
Monticello  Raceway  Management,   Inc.   ("Monticello   Raceway   Management"),
Monticello Casino Management,  LLC ("Monticello Casino Management"),  Monticello
Raceway Development Company,  LLC ("Monticello Raceway  Development") and Mohawk
Management,  LLC ("Mohawk Management").  As used in this report, the terms "we,"
"us," "our" and "the Litigation Trust" refer to the Catskill Litigation Trust.

     The claims held by various parties involved in the consolidation related to the alleged  alienation  and  frustration  of certain  agreements  and  business
relations  with  the  St.  Regis  Mohawk  Tribe  by  Park  Place   Entertainment
Corporation.  These  agreements  and business  relationships  were formed in the course of seeking to develop a Native  American  casino and obtain the  required federal and state  approvals  to operate  and manage it as more fully  described below. The  consolidation  transaction was part of an effort to develop a casino with another  federally  recognized tribe and it was considered an inappropriate business  strategy for the new venture to be involved with  continuing to pursue the litigation claims.

As a result,  in order to  preserve  the  beneficial  interests  of the  several hundred  owners of the various  plaintiffs  it was  determined  to transfer  the claims to a trust  established on behalf of the beneficial owners of the claims.
On January 12, 2004, Empire Resorts,  Catskill  Development,  L.L.C.  ("Catskill
Development"),  Monticello Raceway Management and Mohawk Management  established the Litigation Trust by, entering into a declaration of trust (the  "Declaration of Trust") with Joseph E.  Bernstein,  Paul A. deBary,  our litigation  trustees
(the "Trustees"),  and Christiana Bank  & Trust Company,  our administrative
trustee.  Catskill  Development,   Monticello  Raceway  Development  and  Mohawk
Management each assigned to us all of their claims related to the alienation and frustration of their agreements and business relations with the St. Regis Mohawk
Tribe and their rights to any proceeds from any judgment or settlement  that may arise from any  litigation  relating to those  claims,  including  (1) a lawsuit entitled Catskill Development, L.L.C., Mohawk Management, L.L.C., and Monticello
Raceway Development  Company,  L.L.C.,  Plaintiffs.  v. Park Place Entertainment
Corporation,  Defendant.  (Civil Action No. 00CIV8660  (CM)(GAY)) (United States
District Court Southern  District Of New York), (2) a lawsuit entitled  Catskill
Development,   L.L.C.,   Mohawk  Management,   L.L.C.,  and  Monticello  Raceway
Development Company,  L.L.C.,  Plaintiffs.  v. Gary Melius, Ivan Kaufman, Walter
Horn,  President R.C. - St. Regis Management Company, et al, Defendants.  (Index
No. 891/03) (Supreme Court of the State of New York County of Sullivan), and (3)
any future litigation  against the St. Regis Mohawk Tribe in connection with the breach of the Tribe's agreements with any one or more of them. Our purpose is to prosecute  these  claims  through  the  recovery  of any  settlements  or  final judgments  thereof and distribute  the net amount of any such  recoveries to our beneficiaries.  Toward that end, we have retained several law firms to prosecute the claims.

TERMINATION

     Our  litigation  trustees have absolute  discretion to determine,  that our assets are not sufficient to justify our continuance and terminate the existence of the Litigation  Trust. In addition,  the litigation  trustees are required to terminate the  Litigation  Trust on the date that all of our  litigation  claims have been  fully  prosecuted  to final  judgment  or  dismissal,  including  all appeals, and all of our net assets have been distributed to our beneficiaries.

LINE OF CREDIT

     Empire Resorts has provided us with an irrevocable  line of credit of up to
$2,500,000 to provide funds to pay any and all of our expenses  permitted  under the Declaration of Trust.  No interest is payable on amounts  advanced under our line of credit. Amounts outstanding under our line of credit are to be repaid by us from amounts of any  settlement  or award in connection  with our  litigation claims after  payment of an amount  necessary to pay the fees of our  litigation trustees and other expenses as set forth in our declaration of trust.  Repayment of  amounts  outstanding  under our line of credit  may be made as a whole or in part from time to time at any time without  notice.  We may reborrow any amounts so  repaid.  Our line of  credit  remains  in full  force and  effect  until the termination of the litigation trust. As of December 31, 2004 and March 31, 2005, we had $2,000,000 available under this line of credit.

BACKGROUND OF OUR LITIGATION CLAIMS

     In 1996, a group of businessmen  formed a coalition with Empire Resorts and two other  entities and commenced  negotiations  with the St. Regis Mohawk Tribe about  developing a gaming casino on land adjacent to Monticello  Raceway.  This coalition  then formed  three  entities to  accomplish  distinct  aspects of the project:

          o  Catskill  Development  was formed to acquire  the land on which the casino  would be built and obtain  approval for and  implement  the transfer  of the land to the United  States of America in trust for the St. Regis Mohawk Tribe for off-reservation gaming.

          o  Monticello  Raceway  Development  was formed to develop  the casino property, and provide technical expertise for the planning, design, engineering, and construction of the casino. It would also help the
             St.  Regis  Mohawk  Tribe in  obtaining  financing  for the  casino undertaking.

          o  Mohawk Management was formed to manage the casino.

     Each party  negotiated a separate  contract with the St. Regis Mohawk Tribe to  cover  its  role.  Thus,  Catskill  Development,  after  acquiring  title to
Monticello  Raceway and the surrounding  property for $10 million,  negotiated a
land  purchase  agreement;   Mohawk  Management  negotiated  a  gaming  facility
management  agreement;  and Monticello Raceway  Development  negotiated a gaming facility  development  and  construction  agreement.  Each of the land  purchase agreement  and gaming  facility  management  agreement  were  subject to certain regulatory  approvals  from the Bureau of Indian Affairs  ("BIA"),  the National
Indian Gaming Commission and the State of New York.

     On August 2,  1996,  Catskill  Development  applied to the Bureau of Indian
Affairs and National Indian Gaming Commission to place 29 acres of land adjacent to  Monticello  Raceway in trust  status  and to  approve  the land for a gaming casino.  The  Bureau of Indian  Affairs  then  spent 3 1/2 years  reviewing  and
processing  the  application,   finally  approving  it  on  April  6,  2000  and
simultaneously requesting that New York State Governor George Pataki concur.

     Before the Governor  could  formally  concur or the National  Indian Gaming
Commission   could  approve  the  casino   management   agreement,   Park  Place
Entertainment  Corporation,  the world's largest gaming corporation and Atlantic
City's largest casino operator,  entered into an agreement providing for the St.
Regis Mohawk Tribe to commit their future casino development efforts exclusively to Park Place Entertainment Corporation,  which conflicted with their agreements with Catskill Development, Monticello Raceway Development and Mohawk Management.
In an agreement  executed on April 14, 2000, the St. Regis Mohawk Tribe promised to work exclusively with Park Place Entertainment Corporation for consideration, among  other  things,  of  $3,000,000  in  cash  and  Park  Place  Entertainment
Corporation's  promise to  indemnify  the St.  Regis  Mohawk  Tribe  against any
litigation  that  may  result.   Indicating  that  the  BIA  approval  could  be
"transferred"  without  significant  delay to a new  casino  project  at another location in the Catskills,  Park Place Entertainment Corporation induced the St.
Regis  Mohawk  Tribe to enter into  agreements  very  similar  to those  between
Catskill  Development,  Monticello Raceway Development and Mohawk Management and
the St. Regis Mohawk Tribe, substituting Park Place Entertainment  Corporation's name for that of Catskill Development, Monticello Raceway Development and Mohawk
Management.

     In  response to these  events,  each of  Catskill  Development,  Monticello
Raceway  Development and Mohawk Management  brought the litigation  against Park
Place  Entertainment  Corporation,  asserting  claims  under  New  York  law for intentional  interference  with  contractual  relations  and  interference  with business  relations.  The  trial  court  subsequently  dismissed  the  claim for intentional  interference  with  contractual  relations  on the grounds that the contracts  were subject to certain  approvals  and  therefore  not effective and granted Park Place Entertainment  Corporation's motion for summary judgment with respect to the  interference  with business  relations  complaint on the grounds that  insufficient  evidence of causation or wrongful conduct had been produced, effectively  dismissing the entire case.  While the plaintiffs were preparing an appeal,  additional evidence in the form of certain audio tapes were discovered.
The  plaintiff's  successfully  petitioned  for the original  judgment to be set aside, so that the additional  evidence could be placed in the record.  The case was remanded to the District Court,  which allowed for certain limited discovery in connection with the audio tapes,  and then,  after a delay of several months, reentered its original  judgment  against the plaintiffs on the grounds that the suppressed  audio tapes did not contain evidence of the kind of wrongful conduct necessary to support the plaintiff's  claims for intentional  interference  with business relations.  The Litigation Trust is now pursuing an appeal of this most recent judgment.

     Separately,  on April 11, 2003,  each of Catskill  Development,  Monticello
Raceway  Development  and Mohawk  Management  filed the litigation  against Gary
Melius,  Ivan  Kaufman and Walter Horn,  each of whom served as an  intermediary between the St.  Regis  Mohawk  Tribe and Park Place  Entertainment  Corporation
during Park Place  Entertainment  Corporation's  successful effort to induce the
St. Regis Mohawk Tribe to renounce their  agreements with Catskill  Development,
Monticello  Raceway  Development  and Mohawk  Management and commit their casino efforts  exclusively to Park Place Entertainment  Corporation.  In this lawsuit, the  plaintiffs  have alleged  that the  defendants  engaged in a conspiracy  to restrain  and  interfere  with the  plaintiffs'  efforts  to develop a casino in
Monticello,  New  York  with  the St.  Regis  Mohawk  Tribe.  In  addition,  the plaintiffs have alleged that the defendants engaged in a fraud and conspiracy by withholding  material  evidence from the  plaintiffs  in  connection  with their lawsuit against Park Place Entertainment Corporation. The plaintiffs are seeking
$2 billion  in  damages.  Prosecution  of the suit has been  deferred  by mutual agreement of the parties  until after  resolution of similar legal issues in the lawsuit against Park Place Entertainment Corporation.

     At this time it is too  difficult  to determine  whether  there will be any
judgments  or  awards  based  on  either  the  litigation   against  Park  Place
Entertainment  Corporation or the litigation  against Gary Melius,  Ivan Kaufman and Walter Horn or on any other lawsuit based on our litigation claims.

     Any breach of contract claims that we may file against the St. Regis Mohawk
Tribe must be filed  within the  applicable  statute  of  limitations,  which we believe is six years from April 14, 2000.

OUR EXPENSE AND RECOVERY ACCOUNTS

     Our  declaration  of  trust  establishes  a fund  to be  maintained  by our administrative  trustee which consists of two accounts, an expense account and a recovery account. For this fund, our administrative trustee may establish on our behalf one or more accounts  with banks or brokerage  firms in which all or part of our moneys or investments to be deposited in this fund may be held,  invested
and  reinvested  by  our   administrative   trustee   pending   disbursement  or
distribution. Any amount on deposit in this fund that is not required to be held for present use or  distributions is to be accumulated and retained in this fund and invested and  reinvested  by our  administrative  trustee as directed in the sole discretion of our litigation  trustees so as to obtain a reasonable  return on investment with proper regard for the preservation of the principal and so as to be  reasonably  available  at the times  estimated  to be  necessary  for the purposes of the litigation trust.

DEPOSITS TO AND PAYMENTS OUT OF OUR EXPENSE ACCOUNT

     Any amounts  received by us, other than  amounts  received as a recovery of any  settlement or award of our  litigation  claims,  are to be deposited in our expense  account.  This includes amounts drawn on our line of credit and amounts permitted to be transferred  from our recovery  account to our expense  account.
Amounts  in this  expense  account  are to be used to pay  necessary  or  useful expenses,  as determined in the sole and absolute  discretion of our  litigation trustees.

     Our  administrative  trustee is to make payments out of our expense account upon (i) the written direction of one of our litigation trustees as of the first business  day  of  each  calendar  quarter  to pay  the  quarterly  fees  of our litigation trustees and our administrative  trustee,  and (ii) written direction signed by one of our litigation trustees with respect to expenses set forth in a budget  (provided  that the  litigation  trustee  shall  specify in the  written direction  the line item of such budget that  includes such expense) and by both
of  our   litigation   trustees  with  respect  to  all  other   expenses.   Our
administrative   trustee   has  no   obligation   to  verify  that  the  amounts
requisitioned  are  to be  used  for  the  purposes  of  the  litigation  trust.
Notwithstanding  anything  to the  contrary  in our  declaration  of trust,  our litigation  trustees  may,  at any  time  and  from  time to  time,  direct  our administrative  trustee to pay any expense of our litigation  claims or apply to or for the benefit of our  beneficiaries  so much or the entire principal of our expense account, as our litigation trustees, in their sole discretion,  may deem available.

DEPOSITS TO AND DISTRIBUTIONS FROM OUR RECOVERY ACCOUNT

     The amount of proceeds  received on account of any  settlement  or award in connection  with  our  litigation  claims  is to be  deposited  in our  recovery account.  In the event that we receive any proceeds on account of any settlement or  award,  the  amount  necessary  to pay any of our  current  debts  or  other obligations  and to provide for our future  expenses must be  transferred to our expense account from our recovery  account or applied directly to the retirement of such debts or other obligations at the direction of our litigation  trustees.
Not later than thirty days after the close of each calendar  year, if there have been deposits in our recovery account during such year, or within thirty days of receipt  by  our  administrative  trustee  of a  notice  of  termination  of the litigation trust, our administrative  trustee is to calculate the balance in our recovery  account  at the end of such year or as of the date of such  notice and the amount so calculated  shall be withdrawn from our recovery account and shall be applied and used to make  distributions  for the  purposes of the  litigation trust as follows:

     First:  An amount  necessary to pay our litigation  trustees their fees for their services as litigation trustees.

     Second:  If any amount remains after the above  requirements have been met,
$7,500,000  shall be paid to Empire  Resorts to reimburse it for prior  expenses incurred in connection  with our litigation  claims and any amounts  outstanding under our line of credit shall be repaid to Empire Resorts.

     Third:  If any amount remains after the above  requirements  have been met, such amount remaining shall be divided among our  beneficiaries in proportion to their  ownership  of our  units  as  shown  on  the  registration  books  of our administrative  trustee or transfer  agent,  as applicable,  as of the date that such distribution is made.

     All  distributions  of the  litigation  trust  are to be made  in the  sole discretion of our litigation trustees.  In making and scheduling  distributions,
neither  of  our   litigation   trustees   shall  have  any   liability  to  our
beneficiaries,  or to our potential  beneficiaries,  or to any other person, for any  failure or alleged  failure to follow such  direction  nor shall any of our litigation  trustees be subject to suit by any person that contests the validity of any action taken under our  declaration of trust or seeks to compel or direct the use, investment or application of amounts in the litigation trust other than as determined in the discretion of our litigation trustees.

INDEMNIFICATION

     We are  required to  indemnify,  to the fullest  extent  permitted  by law,
Empire Resorts,  Monticello  Raceway  Management,  Monticello Casino Management,
Monticello Raceway Development,  Mohawk Management, our litigation trustees, our administrative  trustee  and any of  their  officers,  directors,  stockholders, members, partners,  employees,  representatives,  custodians,  nominees, agents, heirs,  successors,  assigns or affiliates in  connection  with any  threatened, pending or  completed  action,  suit or  proceeding,  whether  civil,  criminal,
administrative  or  investigative  by  any  individual,   corporation,   estate,
partnership,  joint venture, association, joint stock company, limited liability company,  trust,  unincorporated  association,  or  government  or any agency or political  subdivision thereof, or any other entity of whatever nature,  arising out of or relating to the litigation  trust, our line of credit,  our litigation
claims,   or  any  acts  or  omissions  of  our   litigation   trustees  or  our
administrative trustee in their capacity or purportedly in their capacity as our litigation  trustees  or our  administrative  trustee,  as the case  may be,  or
actions  taken  by  our  litigation  trustees  or  our  administrative   trustee
(including  actions  taken  by our  litigation  trustees  or our  administrative trustee,  as the case may be in their  capacity as officers or  directors of any entity that is a party to the  consolidation  of Empire Resorts with  Monticello
Recovery   Management,   Monticello  Casino   Management,   Monticello   Raceway
Development  Company and Mohawk Management so long as such actions relate to the litigation trust including,  without limitation, the negotiation of the terms of the  litigation  trust and the approval of the  establishment  of the litigation trust and related  transactions,  but otherwise  excluding  actions taken by our litigation  trustees or our administrative  trustee,  as the case may be in such capacities),  against  any  and all  losses,  liabilities,  damages,  judgments, demands, suits, claims,  assessments,  charges, fines, penalties and other costs and expenses, including attorneys' fees and expenses and other fees and expenses associated with the defense of a claim or incurred by such indemnified person in obtaining  indemnification  under our declaration of trust,  whether or not in a formal proceeding.

     Notwithstanding the preceding paragraph,  no indemnification shall apply in the  case  of  the  indemnification  of  (i)  our  litigation  trustees,  if our unitholders establish in a final judicial  determination by clear and convincing evidence that damages arose as the result of acts or omissions of our litigation trustees  with  deliberate  intent to injure our  unitholders  or with  reckless disregard for the best  interests of our  unitholders,  (ii) our  administrative trustee,  if it is established in a final  judicial  determination  by clear and convincing  evidence that damages  arose as a result of its gross  negligence or willful  misconduct,  or  (iii)  Empire  Resorts  or  its  successors,  if it is established in a final judicial  determination by clear and convincing  evidence in an action  brought by our  litigation  trustees  or by our  unitholders  that damages  arose as the  result of Empire  Resorts'  or its  successor's  material breach of any of its  obligations  under our line of credit.  The termination of any action, suit or proceeding by judgment,  order, settlement,  conviction,  or upon a plea of nolo contendere or its equivalent,  as applicable,  shall not, of itself,  create a presumption that (i) our litigation  trustees acted or decided with deliberate intent to injure our unitholders or with reckless  disregard for the best interests of our  unitholders,  (ii) our  administrative  trustee acted with gross negligence or willful misconduct, or (iii) our litigation trustees or our unitholders established by clear and convincing evidence that Empire Resorts or its successor  materially  breached any of its obligations  under our line of credit.

     To the fullest extent permitted by law, expenses (including attorneys' fees and expenses) incurred by an indemnified person in defending a civil,  criminal, administrative  or  investigative  action,  suit or  proceeding  for which  such indemnified person is entitled to indemnification shall be paid by us in advance of the final  disposition of such action,  suit or proceeding upon receipt of an undertaking  (without  bond or  security)  by or on behalf  of such  indemnified person to repay such amount if it shall  ultimately be determined  that he or it is not  entitled  to be  indemnified  by us as set forth in our  declaration  of trust.

     We may  purchase  and  maintain  insurance  to  cover  our  indemnification obligations  and  any  other  liabilities  of our  litigation  trustees  and our administrative trustee. We will use amounts from our expense account (or amounts from other sources of the litigation trust) to pay for such insurance.

     The  indemnification  and  advancement of expenses  provided by, or granted under our  declaration  of trust shall continue as to a person who has ceased to be an indemnified person and shall inure to the benefit of the heirs,  executors and administrators of such a person.

REPORTS TO OUR BENEFICIARIES

     Our litigation  trustees are required to issue annual  reports  showing our assets and  liabilities  at the end of each  fiscal  year and our  receipts  and disbursements  for the fiscal  year then  ended.  The annual  reports  also will describe  changes  in our  assets,  significant  changes  in the  status  of our litigation  claims during the reporting period and significant  actions taken by our litigation  trustees  during the period.  Our  litigation  trustees are also required to distribute to our  beneficiaries a special report if, in the opinion of our  litigation  trustees,  a  material  event  relating  to our  assets  has occurred.

GOVERNING LAW

     Our  declaration  of trust and the  rights of the  parties  thereunder  are governed  by and  interpreted  in  accordance  with  the  laws of the  State  of
Delaware.

EMPLOYEES

     As of December 31, 2004, we had no subsidiaries or full-time employees.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Litigation  Trust owns no  significant  physical  assets.  Its property consists  entirely of intangible  property in the form of its litigation  claims and its $2,500,000  irrevocable  letter of credit from Empire Resorts,  Inc., of which $500,000 had been drawn down as of December 31, 2004. The Litigation Trust maintains accounts with the administrative  trustee. One of these accounts,  the expense account, receives and holds funds pending disbursements for the expenses of the Litigation Trust. The amounts  maintained in this account on a continuous basis are not  significant.  Funds  for  deposit  in this  expense  account  are generally  derived from draws on the  Litigation  Trust's  letter of credit from
Empire Resorts, Inc.

ITEM 3.   LEGAL PROCEEDINGS

     We are a statutory trust created to pursue certain claims assigned to us on behalf of the beneficial owners of certain entities. The litigation claims arise from the efforts of Catskill  Development,  Monticello  Raceway  Development and
Mohawk  Management to develop a gaming casino in  Monticello,  New York with the
St. Regis Mohawk Tribe and relate to the alleged non-performance, alienation and frustration of various agreements and business relations related to that effort.
One lawsuit is currently pending and one lawsuit has been discontinued.

     The first  lawsuit is  Catskill  Development,  L.L.C.,  Mohawk  Management,
L.L.C., and Monticello Raceway Development Company, L.L.C.,  Plaintiffs. v. Park
Place  Entertainment  Corporation,   Defendant.   (Civil  Action  No.  00CIV8660
(CM)(GAY))  (United  States  District  Court  Southern  District of New York). A
judgment  against  the  Plaintiffs  in this  lawsuit  has been  entered and that judgment is being appealed.

     The second  lawsuit is Catskill  Development,  L.L.C.,  Mohawk  Management,
L.L.C., and Monticello Raceway Development Company, L.L.C., Plaintiffs.  against
Gary Melius,  Ivan Kaufman,  Walter Horn,  President R.C. - St. Regis Management
Company,  et al,  Defendants.  (Index No. 891/03) (Supreme Court of the State of
New York  County of  Sullivan).  This  lawsuit  has been  discontinued  under an agreement that permits it to be refiled at a future date without being barred by the statute of limitations

     We may also  pursue  claims for breach of contract  against  the St.  Regis
Mohawk Tribe prior to expiration of the statute of limitations in April 2006.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is no  current  trading  market for our units and we do not intend to seek have our units traded on an exchange or a national market.

Holders

     According to Continental  Stock  Transfer  & Trust  Company,  there were 181 holders of record of our units at  December  31,  2004.  Such  holders of record include securities depositaries who hold units for more than one person.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the  Securities  Act and Section 21E of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements  of  historical  facts  included in this  Report,  including  without
limitation,   the  statements   under  "General,"  and  "Liquidity  and  Capital
Resources,"  are  forward-looking  statements.  All subsequent  written and oral forward-looking  statements  attributable  to the  Litigation  Trust or  persons acting on its behalf are expressly qualified in their entirety by the cautionary statements.

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

GENERAL

     We are a statutory  trust  created  under  Delaware  law to pursue  certain litigation claims arising from the efforts of Catskill  Development,  Monticello
Raceway  Development,  and  Mohawk  Management  to  develop  a gaming  casino in
Monticello,  New York with the St.  Regis  Mohawk  Tribe.  Our  purposes are the prosecution of our  litigation  claims through the recovery of any settlement or final judgments and the distribution of the net amount of any such recoveries to our  beneficiaries.  The plaintiffs spent several years and substantial funds to develop and obtain required approvals for the casino.  Subsequently,  Park Place
Entertainment  Corporation entered into an agreement providing for the St. Regis
Mohawk Tribe to commit their future casino  development  efforts  exclusively to
Park Place Entertainment Corporation. That agreement conflicted with the Tribe's agreements with Catskill Development,  Monticello Raceway Development and Mohawk
Management

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
Management,   L.L.C.,  and  Monticello  Raceway  Development  Company,   L.L.C.,
Plaintiffs. v. Park Place Entertainment  Corporation,  Defendant.  (Civil Action
No. 00CIV8660 (CM) (GAY)) (United States District Court Southern District of New
York) referred to herein as the "PPE case". A judgment against the plaintiffs in this lawsuit was  initially  entered after a motion for summary  judgment.  This judgment  was  subsequently  vacated.  Additional  evidence was entered into the record and a judgment  against the plaintiffs was  re-entered.  This judgment is being appealed

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

     The  administration of our Litigation Trust will involve the authentication and payment of fees and  expenses for legal and related  services in  connection with  our  litigation  claims,  reporting  and  regulatory  compliance  and  the maintenance of  litigation,  financial and  unitholder  records.  Administrative expenses  are  currently  estimated  to  be  approximately  $200,000  per  year, including the fees of the litigation and administrative  trustees,  auditors and accountants and other support  services.  Legal fees and other expenses involved in our  litigation  claims are difficult to predict with any degree of accuracy.
On the  assumption  that we may be successful in our current appeal and commence the work toward a trail on the merits,  our current budget for 2005 provides for legal  expenses of  approximately  $900,000.  No assurance can be given that the appeal will be successful or that the amounts available to us for the payment of such  expenses  under  our  line of  credit  will be  sufficient  to  carry  our litigation  claims through to a successful  conclusion or that alternative funds will be available for such purpose.

     Our  unit  holders  will  only be  entitled  to the net  proceeds  from any settlement or award,  if any, of our litigation  claims after the payment of our expenses, the fees of our litigation trustees, any amounts outstanding under our line of credit and  $7,500,000  to Empire  Resorts  for  reimbursement  of prior expenses incurred in connection with our litigation claims.

RESULTS OF OPERATIONS

     For the period  January 12, 2004 (date of inception)  through  December 31,
2004,  we reported a net loss of  $405,060.  Included in this net loss are legal fees of $215,831 (of which legal fees related to litigation were $140,831),  and administrative  expenses of $190,304 offset by dividend income of $1,075, but no proceeds from any  litigation.  For the three months ended December 31, 2004, we reported a net loss of $71,829  compared to a net loss of $125,184 for the three months ended September 30, 2004.  Included in these net losses are legal fees of
$18,896 and $75,336,  respectively  (of which legal fees  related to  litigation were $18,986 and $336, respectively), and administrative expenses of $53,425 and
$50,065 respectively,  offset by dividend income of $582 and $217, respectively, but no proceeds from any  litigation.  The decrease in overall legal fees in the fourth  quarter  of 2004  resulted  from  completion  of much of the legal  work relating to the establishment and initial  organization of the Litigation Trust.
The increase in legal  expenses  related to litigation in the fourth  quarter of
2004 resulted from the issuance of a final judgment  against the  plaintiff's in
the  United  States   District  Court  and   commencement   of  activity  toward
reinstituting  the appeal.  It is expected that legal fees related to litigation will increase  substantially  in 2005 due to the prosecution of this appeal.  In addition,  should the appeal be successful,  it is likely to be decided prior to year end and additional fees will then be expended  relating to preparations for a trial.

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

LIQUIDITY AND CAPITAL RESOURCES

     Empire Resorts has provided us with an irrevocable  line of credit of up to
$2,500,000 to provide funds to pay any and all of our expenses  permitted  under the Declaration of Trust.  No interest is payable on amounts  advanced under our line of credit.  As of December 31, 2004 and March 31,  2005,  $500,000 had been drawn down and was outstanding  under this line of credit.  Amounts  outstanding are to be repaid by us from proceeds  received  from any  settlement or award in connection  with our litigation  claims after payment of an amount  necessary to pay our  Litigation  Trustees  the fees for their  services  as set forth in the
Declaration  of Trust.  Repayments  of such amounts may be made as a whole or in part from time to time at any time without  notice.  We may reborrow any amounts so repaid.  Our line of credit  will  remain in full force and effect  until our termination.

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

     Empire  Resorts  had no  operating  revenue  during the  fiscal  year ended
December  31, 2003 and  operating  revenue of $44.9  million for the fiscal year ended December 31, 2004 and sustained net operating losses of approximately $8.0 and $12.7 million,  respectively,  during such periods.  Although Empire Resorts significantly  increased  its level of  operations  during the third  quarter of
2004,  it  has  yet to  demonstrate  that  such  operations  can be  profitable.
Therefore,  there can be no assurance  that Empire Resorts will have the ability to meet its obligations under our line of credit.

ITEM 7.   FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Catskill Litigation Trust (the
"Litigation  Trust") as of December  31,  2004,  and the related  statements  of operations and cash flows for the period January 12, 2004 (date of inception) to
December 31, 2004.  These  financial  statements are the  responsibility  of the
Litigation  Trust's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Litigation  Trust's  internal control over financial  reporting.  Accordingly,  we express no such  opinion.  An audit also includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements,  assessing the  accounting  principles used and  significant  estimates made by  management,  as well as evaluating the overall financial statement  presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of the Litigation Trust as of December
31, 2004,  and the results of its  operations  and its cash flows for the period
January 12, 2004 (date of inception)  to December 31, 2004,  in conformity  with accounting principles generally accepted in the United States of America.

Marcum  & Kliegman LLP
New York, New York
March 31, 2005

                            CATSKILL LITIGATION TRUST
                                  BALANCE SHEET
                                December 31, 2004
ASSETS
   Current Assets
         Cash                                                       $ 222,493
                                                                    ---------
   Total Current Assets                                               222,493
                                                                    ---------
TOTAL ASSETS                                                        $ 222,493
                                                                    =========

LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Accrued legal and administrative expenses                  $31,715
           Accounts payable                                            84,122
           Line of credit-related party                               500,000
                                                                    ---------
      Total Current Liabilities                                       615,837
Trust Deficiency
      Units of Beneficial Interest: authorized
      22,702,896; issued and outstanding 22,702,896                    11,716
      Accumulated deficit                                            (405,060)
                                                                    ---------
      Total Trust Deficiency                                         (393,344)
                                                                    ---------
TOTAL LIABILITIES AND TRUST DEFICIENCY                              $ 222,493

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST
                             STATEMENT OF OPERATIONS

                     January 12, 2004 (Date of Inception) to
                                December 31, 2004

General and Administrative Expenses:
Litigation Trustee Fees                                        $ 116,130
Administrative Trustee Fees                                       10,500
Consulting Fees                                                   16,075
Legal Fees                                                       215,831
Accounting Fees                                                   24,840
Interest Expense                                                  11,716
Other                                                             11,043
                                                              ----------
Total General and Administrative Expenses                        406,135
Other Income                                                       1,075
Net Loss                                                      $ (405,060)
                                                              ==========
Loss per unit outstanding                                        $ (0.02)
                                                              ==========
Weighted average units outstanding                            22,702,896
                                                              ==========

The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST
                             STATEMENT OF CASH FLOWS
             For the period January 12, 2004 (Date of Inception) to
                                December 31, 2004

OPERATING ACTIVITIES
Net Loss                                                                     ($405,060)
   Adjustments to reconcile net loss to net cash used in operations:
      Imputed interest expense                                                  11,716
      Increase in accounts payable                                              84,122
      Increase in accrued legal and administrative expenses                     31,715
                                                                          ------------
Net cash used in operating activities                                        ($277,507)

Cash flow provided by financing activities
      Increase in line of credit-related party                                 500,000
                                                                          ------------
Cash-beginning of period                                                             -
                                                                          ------------
Cash-end of period                                                            $222,493
                                                                          ============

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST

                Notes to Financial Statements--December 31, 2004

NOTE 1 - THE LITIGATION TRUST

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          These  financial  statements  have been  prepared in  accordance  with accounting  principles  generally  accepted  in the  United  States of
          America,  and with Form  10-KSB and Item 310 of  Regulation  SB of the
          Securities and Exchange Commission.

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

          CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on account, demand deposits and certificates  of deposit with  original  maturities of three months or less at  acquisition  and money market funds.  From time to time,  the
          Litigation  Trust  maintains  significant  cash  balances that are not covered by the Federal Deposit Insurance  Corporation.  The Litigation
          Trust has not incurred any losses in such accounts and the  Litigation
          Trustees  believe it is not exposed to any significant  credit risk on cash.

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

          As of December 31, 2004,  $500,000 had been drawn  against the line of credit.

          The  Litigation  Trust  imputed  interest on the  borrowings at Empire
          Resorts'  borrowing  rate  (5.50%  per annum at  December  31,  2004).
          Interest  expense for the period  January 12, 2004 (date of inception)
          to December 31, 2004 amounted to $11,716,  and was deemed  contributed capital to the Litigation Trust.

NOTE 4 - TRUST DEFICIENCY

          On January 12, 2004,  22,702,896  units of  beneficial  interest  were issued to the Litigation Trust's unitholders. From January 12, 2004 to
          December 1, 2004, there were no additional units issued.

NOTE 5 - DISTRIBUTIONS

          The  distribution of any net proceeds from  litigation  settlements or awards,  after  amounts  are  applied to cover all current or expected expenses of the Litigation Trust, is to be made at the sole discretion of the Litigation Trustees and will be distributed as follows:

          First:  To pay to the  Litigation  Trustees  their fees  arising  from litigation settlements or awards. (See Note 6.)

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

          COMPENSATION OF THE ADMINISTRATIVE TRUSTEE

          The  Administrative  Trustee is  entitled to a $5,000  acceptance  fee
          (which  includes  the first  month  administrative  fee) and a monthly administrative fee of $500. In addition, the Administrative Trustee is entitled  to a custody fee on certain  cash  balances  and  marketable securities of .5% per annum on the first $10,000,000 of fair value and
          3% on the excess and reimbursement  for certain fees and expenses.  No such custody fees have been incurred to date.

          EXPENSES PAID PRIOR TO THE FORMATION OF THE LITIGATION TRUST

          As  discussed in Note 5, the  Litigation  Trust is obligated to pay to
          Empire  Resorts up to  $7,500,000.  This  amount  represents  expenses incurred prior to the formation of the Litigation Trust. The amount is payable solely from the proceeds of litigation settlements or awards.

          REPAYMENTS OF AMOUNTS DRAWN UNDER THE LINE OF CREDIT-RELATED PARTY

          As  discussed  in Note 3, the  expenses  of the  Litigation  Trust are expected to be paid from draws under the line of credit. Amounts drawn under the line of credit are to be repaid  from any  amounts  received from litigation settlements or awards.

          ADDITIONAL AMOUNTS PAYABLE TO APPEALS COUNSEL

          Under the terms of the  Litigation  Trust's  arrangement  with the law firm handling its appeal,  additional fees in an aggregate  amount not to exceed  $100,000  may be  payable to that  firm.  The exact  amount payable in the event of a reversal of the  decision by the trial court will vary from $50,000 to $100,000  depending on the precise nature of the outcome.

NOTE 7 - CERTAIN RELATIONSHIPS

          The Litigation  Trustees are both currently members of Empire Resorts'
          Board of Directors.

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

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

ITEM 8B.  OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

TRUSTEES

     Our litigation trustees and their ages are as follows:

          NAME                                  AGE
          ----                                  ---
          Paul A. deBary                        58
          Joseph E. Bernstein                   56

     The business  experience of each or our directors and executive officers is as follows:

     PAUL A. DEBARY has been a litigation  trustee since the Litigation  Trust's inception.  He has been a member of Empire  Resorts'  board of  directors  since
February  2002.  He has also been a Managing  Director at Marquette  deBary Co.,
Inc., a New York based  broker-dealer since 1997, where he serves as a financial advisor for state and local government agencies, public and private corporations and non-profits.  Prior to assuming his current  position,  Mr. deBary served as
Managing Director in the Public Finance Department of Prudential Securities from
1994 to 1997.  He was a partner in the law firm of Hawkins,  Delafield & Wood in
New York from 1975 to 1994. Mr. deBary received an AB in 1968, and an MBA and JD in  1971  from  Columbia  University.  He  is  a  member  of  the  American  Bar
Association,  the New York State Bar Association,  the Association of the Bar of
the City of New York and the National  Association of Bond Lawyers and serves as a director of the following non-profit  corporations or foundations:  Society of
Columbia Graduates, Old Blue Rugby Football Foundation, AA Alumni Foundation and
New Neighborhoods, Inc.

     JOSEPH E.  BERNSTEIN  has been a litigation  trustee  since the  Litigation
Trust's  inception.  He has been a member of Empire  Resorts' board of directors since 2003 and a managing  director of Americas Tower  Partners.  He started his career as a corporate tax attorney on Wall Street at Cahill Gordon & Reindel and as an  international  tax attorney at Rosenman & Colin. He later started his own international tax practice. Since the early 1980s, Mr. Bernstein (along with his brother Ralph,  and their  partner,  Morad Tahbaz,  through their  jointly-owned entity,  Americas Tower  Partners) has been involved in the development of three million  square feet of  commercial  property in Manhattan,  including  Americas
Tower,  a 50-story  office  building on Avenue of the  Americas and 46th Street.
Americas Tower Partners is presently  developing AQUARIA  Entertainment City, in
Eilat, Israel, and the Mt. Arbel Resort & Residence Club, overlooking the Sea of
Galilee.  Mr.  Bernstein  holds a B.A.  in  economics  from  the  University  of
California  at  Davis;  a B.A.  in  agricultural  business  management  from the
University  of  California  at Davis;  an M.B.A.  in Finance from UCLA  Graduate
School of  Management;  a J.D. from the University of California at Davis School of Law;  and, a Master of Laws Degree  (L.L.M.)  in  taxation  from the New York
University School of Law.

CODE OF ETHICS

Due to its limited size, the Litigation Trust has not enacted a code of ethics.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

     We do not maintain a separately  designated audit committee  established in accordance with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, as
amended. The Trustees serve as the audit committee.

     Our  Trustees  believe  that  Mr.  Paul A.  deBary  is an  audit  committee financial  expert,  as  such  term  is  defined  in  Item  401(e)(2)(i)-(iv)  of
Regulation S-B.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF OUR LITIGATION TRUSTEES

     Our  litigation  trustees  are  entitled to  reimbursement  of any expenses incurred  in  carrying  out the  purposes  of the  litigation  trust,  including telephone, mail and messenger,  travel, conference,  meeting, research and other administrative  and office  expenses not paid for directly by us and each of our litigation  trustees shall also receive  compensation  for his services equal to
$5,000 per month in accordance  with the terms of our  declaration of trust,  to the extent there are funds  available.  In addition,  Joseph  Bernstein and Paul
deBary shall receive  compensation for their services as our litigation trustees equal  to 4% and 1%,  respectively,  of the  total  amount  deposited  into  our recovery  account in accordance  with the terms of our  declaration of trust, to the extent there are funds  available.  In the event of the resignation or death of a litigation trustee, the percentage fees payable to such litigation trustee, if any, shall be pro rated for time served as a litigation  trustee  between the resigned or deceased litigation trustee and his successor litigation  trustee(s)
and the amount payable to such resigned or deceased  litigation trustee shall be paid  to  the  litigation  trustee  or his  estate  in the  case  of a  deceased litigation trustee;  provided,  however,  that in the case of the resignation or death of Joseph Bernstein, the portion of the fee to be pro-rated shall be equal to 1% of the  total  amount  deposited  into our  recovery  account  and  Joseph
Bernstein or his estate,  as the case may be,  shall  continue to be entitled to receive an amount  equal to 3% of the total amount  deposited  into our recovery account.

COMPENSATION OF OUR ADMINISTRATIVE TRUSTEE

     Our administrative  trustee is Christiana Bank  & Trust Company. The primary
function  of  our  administrative   trustee  is  to  fulfill  the  Delaware  law
requirement  to have one trustee have its  principal  place of business  located within the state of  Delaware.  Our  administrative  trustee  will also  perform certain administrative functions as set forth in our declaration of trust at the direction of our litigation trustees.  Our administrative  trustee shall receive compensation for its services as follows:

          o  Acceptance Fee..................................$5,000.00;
             Includes the first month administration fee

          o  Monthly Administration Fee........................$ 500.00; and

          o  Custody  Fee on any cash or  marketable  securities,  other than on certain cash balances:

          o  .05 of 1% (5.00 basis  points) per annum the first  $10,000,000  of the accounts fair market value; and

          o  .03 of 1% (3.00  basis  points)  per  annum on the  balance  of the accounts fair market value.

     Plus: $15 for each DTC or FED eligible trade,  if applicable,  and outgoing wire transfers: $20 per transfer.

     Out of pocket expenses,  including legal fees, which may be incurred during the set-up and administration of the litigation trust, will be billed at cost in addition to the above-described  fees. In the event that special  administrative services and attention are required due to unusual circumstances,  an additional maintenance  fee will be  charged  to  cover  time and  expenses.  In the  event
Christiana  Bank  & Trust  Company  is no  longer  acting  as our  administrative trustee,  the  compensation of our  administrative  trustee shall be as mutually agreed to by our litigation trustees and our administrative trustee.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information known to us with respect to the  beneficial  ownership  of our  units as of March  31,  2005,  by (1) all persons who are beneficial  owners of 5% or more of our units, (2) each trustee, and (4) all trustees as a group.

     The  information  regarding  beneficial  ownership  of our  units  has been
presented  in  accordance   with  the  rules  of  the  Securities  and  Exchange
Commission.  Under these rules, a person may be deemed to  beneficially  own any units as to which such  person,  directly or  indirectly,  has or shares  voting power or investment power, and to beneficially own any shares of our units as to which such person has the right to acquire voting or investment  power within 60 days through the exercise of any stock option or other right.  The percentage of beneficial  ownership as to any person as of a particular  date is calculated by dividing (a) (i) the number of units beneficially owned by such person plus (ii)
the number of units as to which such  person has the right to acquire  voting or investment power within 60 days by (b) the total number of units  outstanding as of such date,  plus any units that such person has the right to acquire from the
Company within 60 days.  Including those units in the tables does not,  however, constitute  an  admission  that the named  unitholder  is a direct  or  indirect beneficial  owner of those units.  Unless  otherwise  indicated,  each person or entity named in the table has sole voting power and investment  power (or shares that power with that person's  spouse) with respect to all units listed as owned by that person or entity.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial
Owner (1)                                  Units Beneficially Owned
---------------------------------      --------------------------------
                                        SHARES               PERCENTAGE
                                        ------               ----------
Paul A. deBary                           129,948                *
Joseph E. Bernstein (2)                6,430,123               28.32%
Maurice Dabbah                         1,891,451                8.33%
Americas Tower Partners                6,430,123               28.32%
Avon Road Partners, LP                 3,810,275               16.78%
Directors and Officers as a Group      6,556,471               28.88%
-------------
* less than 1%

(1)  Unless otherwise indicated,  the address of each unitholder,  director, and executive officer listed above is c/o Empire Resorts, Inc., Route 17B, P.O.
     Box 5013, Monticello, New York, 12701.

(2)  NYL Development  Corporation,  NYL Limited Partners Limited Partnership and
     Americas  Tower  Limited  Partners  Limited  Partnership  are  the  general partners  of  Americas  Tower  Partners.  NYL  Development  Corporation  is
     indirectly  owned by Joseph E. Bernstein and Ralph J. Bernstein.  Joseph E.
     Bernstein  and Ralph J.  Bernstein  are the sole  general  partners  of NYL
     Limited Partners Limited Partnership,  which is the sole general partner of
     Americas Tower Limited Partners Limited Partnership. As a result, Joseph E.
     Bernstein and Ralph J. Bernstein  jointly hold  investment and voting power over the  units  being  offered  by  Americas  Tower  Partners.  Joseph  E.
     Bernstein is one of our two co-trustees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the event there is a settlement or award with respect to our  litigation claims,  Empire  Resorts is to be paid  $7,500,000  for  reimbursement  of prior expenses  incurred  in  connection  with  our  litigation  claims  prior  to our unitholders receiving any proceeds.

     Our litigation  trustees are both current members of the Board of Directors of Empire Resorts.  Our litigation trustees will receive  compensation for their services as our litigation trustees. See "Item 10 - Executive Compensation."

ITEM 13.  EXHIBITS

3.1    Declaration of Trust of the Catskill Litigation Trust. (1)

3.2    Certificate of Trust of the Catskill Litigation Trust. (1)

4.1    Specimen Certificate for the Catskill Litigation Trust's Units. (1)

10.1   Line of Credit dated  January 12, 2004  between the  Catskill  Litigation
       Trust and Empire Resorts, Inc. and related promissory note. (1)

23.1   Consent of Independent Certified Public Accountants. (2)

31.1   Section 302 Certification of Principal Executive Officer. (2)

31.2   Section 302 Certification of Principal Financial Officer. (2)

32.1   Section 906 Certification of Principal Executive Officer. (2)

32.2   Section 906 Certification of Principal Financial Officer. (2)
--------------------------------

(1)    Incorporated  by  reference  to  the  Litigation   Trust's   Registration
       Statement on Form S-1 filed with the Securities  and Exchange  Commission on February 9, 2004.

(2)    Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our  principal  accountant  for the audit  and  review  of our  annual  and quarterly financial  statements,  respectively,  during the past fiscal year was
Marcum  & Kliegman,  LLP.  Moreover,  the following  table shows the fees paid or accrued by us to Marcum  & Kliegman, LLP during this period.

TYPE OF SERVICE                     2004
---------------                     ----
Audit Fees (1)                     $27,140
Audit-Related Fees (2)               9,683
Tax Fees (3)                             -
All Other Fees (4)                       -
                                 ----------
   TOTAL                           $36,823

(1)  Comprised of the audit of our annual  financial  statements  and reviews of our quarterly financial statements.

(2)  Comprised  of services  rendered  in  connection  with our capital  raising efforts,  registration  statements,  and consultations  regarding financial accounting and reporting.

(3)  Comprised  of services  for tax  compliance,  tax return  preparation,  tax advice, and tax planning.

(4)  Fees related to other filings with the Securities and Exchange  Commission, including consents.

     In accordance with the  Sarbanes-Oxley Act of 2002, the Trustees serving as the Audit Committee  established  policies and procedures  under which all audit and non-audit services  performed by our principal  accountants must be approved in advance by the Trustees.  As provided in the  Sarbanes-Oxley Act of 2002, all audit  and  non-audit  services  to be  provided  after  May  6,  2003  must  be pre-approved  by the Trustees in accordance  with these policies and procedures.
The  Trustees  determined  that any  non-audit  services  provided  by  Marcum  &
Kliegman,  LLP were  compatible with  maintaining  the  independence of Marcum  &
Kliegman, LLP.

                                   SIGNATURES

     In accordance  with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CATSKILL LITIGATION TRUST
                                      (Registrant)

DATE:  March 31, 2005                By: /s/ Joseph E. Bernstein
                                         ---------------------------------------
                                            Joseph E. Bernstein
                                            Litigation Trustee

DATE:  March 31, 2005                By: /s/ Paul A. deBary
                                         ---------------------------------------
                                            Paul A. deBary
                                            Litigation Trustee