Form 10QSB
period 2005-03-31
CATSKILL LITIGATION TRUST
filed 2005-05-13
CIK 1278539

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

            For the quarterly period ended March 31, 2005

   / /      Transition Report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________ to __________

                        Commission file number 333-112603

                            CATSKILL LITIGATION TRUST
                            -------------------------
 (Exact Name of Small Business Issuer as Specified in Its Declaration of Trust)

              DELAWARE                                           16-6547621
-------------------------------------------            -------------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

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

          As of May 13,  2005,  22,702,896  Units of  beneficial  interest  were outstanding.

   Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

================================================================================

                            CATSKILL LITIGATION TRUST

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                           Page

            ITEM 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

            Condensed Balance Sheet as of March 31, 2005                   3

            Condensed Statements of Operations for the three
            months ended March 31, 2005  and for the
            period January 12, 2004 (Date of Inception) to March 31, 2004  4

            Condensed Statements of Cash Flows for the period
            three months ended March 31, 2005 and for the period
            January 12, 2004 (Date of Inception) to March 31, 2004         5

            Notes to Condensed Financial Statements                        6-9

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION                                          10-12

            ITEM 3.  CONTROLS AND PROCEDURES                              12

PART II - OTHER INFORMATION

            ITEM 1.  LEGAL PROCEEDINGS                                    13

            ITEM 6.  EXHIBITS                                             13

SIGNATURES                                                                14

                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                               CATSKILL LITIGATION TRUST
                                CONDENSED BALANCE SHEET
                                     March 31, 2005
                                      (Unaudited)

ASSETS
   Current Assets
         Cash and cash equivalents                                    $   6,217
                                                                      ---------
   Total Current Assets                                                   6,217
                                                                      ---------
TOTAL ASSETS                                                          $   6,217
                                                                      =========

LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Accrued legal and administrative expenses                  $ 100,044
           Line of credit-related party                                 500,000
                                                                      ---------
      Total Current Liabilities                                       $ 600,044
Trust Deficiency
      Units of Beneficial Interest: authorized
      22,702,896; issued and outstanding 22,702,896                      18,591
      Accumulated deficit                                              (612,418)
                                                                      ---------
      Total Trust Deficiency                                           (593,827)
                                                                      ---------
TOTAL LIABILITIES AND TRUST DEFICIENCY                                $   6,217
                                                                      =========

The accompanying notes are an integral part of these condensed financial statements

                            CATSKILL LITIGATION TRUST
                       CONDENSED STATEMENTS OF OPERATIONS

                                               (Unaudited)       For the Period from
                                                 For the           January 12, 2004
                                            Three Months Ended   (Date of Inception) to
                                              March 31, 2005       March 31, 2004
                                            -------------------------------------------

General and Administrative Expenses:
Litigation Trustee Fees                         $     30,000       $     26,130
Administrative Trustee Fees                            1,500              6,000
Consulting Fees                                        1,500              6,000
Legal Fees                                           156,250             71,204
Accounting Fees                                       10,000             17,183
Interest                                               6,875               --
Other                                                  2,187                990
                                                ------------       ------------
Total General and Administrative Expenses       $    208,312       $    127,507
Other Income                                             954               --
                                                ------------       ------------
Net Loss                                        $   (207,358)      $   (127,507)
                                                ============       ============
Loss per unit outstanding                       $      (0.01)      $      (0.01)
                                                ============       ============
Weighted average units outstanding                22,702,896         22,702,896
                                                ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                            CATSKILL LITIGATION TRUST
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               For the Period from
                                                                           For the              January 12, 2004
                                                                      Three Months Ended     (Date of Inception) to
                                                                        March 31, 2005            March 31, 2004
                                                                        -----------------------------------------------
OPERATING ACTIVITIES
Net Loss                                                                  $(207,358)                $(127,507)
   Adjustments to reconcile net loss to net cash used in operations:
      Imputed interest expense                                                6,875
      Decrease in accounts payable                                          (47,302)
      Increase in accrued legal and administrative expenses                    --                     127,507
                                                                          ---------                 ---------
Net cash used in operating activities                                     $(247,785)                $    --
                                                                          ---------                 ---------
      Decrease in Cash                                                    $(216,276)                $    --
Cash and cash equivalents-beginning of period                             $ 222,493                 $    --
                                                                          ---------                 ---------
Cash and cash equivalents- end of period                                  $ (25,292)                $    --
                                                                          =========                 =========

The accompanying notes are an integral part of these condensed financial statements.

                            CATSKILL LITIGATION TRUST

       Notes to Condensed Financial Statements--March 31, 2005 (Unaudited)

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
         Raceway   Development   Company   L.L.C.,   Plaintiffs  v.  Park  Place
         Entertainment  Corporation,  Defendant  (the "PPE  Case") and  Catskill
         Development,  L.L.C.,  Mohawk  Management,  L.L.C.,  Monticello Raceway
         Development Company,  L.L.C.,  Plaintiffs v. Gary Melius, Ivan Kaufman,
         Walter Horn,  President  R.C. - St. Regis  Management  Company,  et al,
         Defendants (hereinafter referred to, collectively with the PPE Case, as the "Litigation"). If at any time the Litigation Trustees determine, in their absolute discretion,  that the assets of the Litigation Trust are not sufficient to justify its continuance,  the Litigation Trustees are
         authorized  to  terminate  the  Litigation  Trust.  In  addition,   the
         Litigation  Trust is to terminate on the date that all  litigation  has been fully  prosecuted to final  judgment or  dismissal,  including all appeals,  and all Litigation  Trust assets have been distributed to the
         Litigation Trust's beneficiaries.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         These condensed  financial  statements have been prepared in accordance with accounting  principles  generally accepted in the United States of
         America,  and with Form  10-QSB and Item 310 of  Regulation  S-B of the
         Securities  and Exchange  Commission.  In the opinion of the Litigation
         Trustees,  the accompanying  condensed financial statements contain all
         the  adjustments   necessary   (consisting  only  of  normal  recurring
         accruals)  to  present  fairly  the  financial  position,   results  of
         operations and cash flows as of March 31, 2005 and for the three months then ended. Operating results for the three months ended March 31, 2005 are not  necessarily  indicative  of the results that would be expected for the year ended December 31, 2005.

         Certain  information  and  footnote  disclosures  normally  included in financial statements prepared in accordance with accounting  principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial  statements be read in conjunction  with the audited  financial  statements  and notes thereto included in the report on Form  10-KSB for the period  January 12, 2004
         (date of inception) to December 31, 2004.

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

         As of March 31,  2005,  $500,000  has been  drawn  against  the line of credit.

         The  Litigation  Trust  imputed  interest on the  borrowings  at Empire
         Resorts'  borrowing rate (5.50% per annum at March 31, 2005).  Interest expense  for the three  months  ended March 31, 2005 and for the period
         January 12,  2004 (date of  inception)  to March 31,  2004  amounted to
         $6,875 and $0, respectively,  and was deemed contributed capital to the
         Litigation Trust.

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

         REPAYMENTS OF AMOUNTS DRAWN UNDER THE LINE OF CREDIT-RELATED PARTY

         As  discussed  in Note 4, the  expenses  of the  Litigation  Trust  are expected to be paid from draws under the line of credit.  Amounts drawn under the line of credit  are to be repaid  from any  amounts  received from litigation settlements or awards.

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

NOTE 7 - SUBSEQUENT EVENTS

         Following  the re-entry of an adverse  judgment with respect to the PPE case  in the  District  Court  in  the  fourth  quarter  of  2004,  the
         Litigation Trust  recommenced an appeal to the Court of Appeals for the
         Second Circuit.  The appellant's brief in the appeal was filed on April
         1, 2005.  A reply  brief is  currently  due on June 9, 2005.  It is not likely that the appeal will be scheduled  for oral  arguments  prior to late  August of 2005 or that a decision  in the  appeal  will be issued prior to the first quarter of 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

            This Report on Form  10-QSB  contains  "forward-looking  statements"
within the meaning of Section 27A of the  Securities Act of 1933, as amended and
Section 21E of the  Securities  Exchange Act of 1934, as amended (the  "Exchange
Act"). All statements other than statements of historical facts included in this
Report,  including  without  limitation,  the  statements  under  "General," and
"Liquidity  and  Capital   Resources,"  are  forward-looking   statements.   All
subsequent  written  and oral  forward-looking  statements  attributable  to the
Litigation  Trust or persons  acting on its behalf are  expressly  qualified  in their entirety by the cautionary statements.

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
Management,   L.L.C.,  and  Monticello  Raceway  Development  Company,   L.L.C.,
Plaintiffs. v. Park Place Entertainment  Corporation,  Defendant.  (Civil Action
No. 00CIV8660 (CM) (GAY)) (United States District Court Southern District of New
York)  referred to herein as the "PPE case".  This  lawsuit had  initially  been
dismissed  on  a  motion  for  summary  judgment.   However,   the  trial  court
subsequently  vacated the earlier  decision  granting  summary  judgment to Park
Place  Entertainment,  in order to consider new  evidence  and allow  additional discovery proceedings.  After these proceedings were completed the dismissal was reinstated.  An appeal has been taken and a brief has been filed by the Trust. A reply brief is currently  due on June 9, 2005.  It is not likely that the appeal will be  scheduled  for oral  arguments  prior to late  August of 2005 or that a decision in the appeal will be issued  prior to the first  quarter of 2006.  The second lawsuit is Catskill Development,  L.L.C., Mohawk Management,  L.L.C., and
Monticello Raceway Development Company, L.L.C., Plaintiffs. against Gary Melius,
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

RESULTS OF OPERATIONS

For the three months  ended March 31, 2005,  we reported a net loss of $207,358.
Included  in these net losses are legal fees of  $156,250  (of which  legal fees related to litigation were $144,250),  and  administrative  expenses of $45,187, offset by dividend income of $954, but no proceeds from any litigation.  For the period January 12, 2004 (date of inception)  through March 31, 2004, we reported a net loss of $127,507.  Included in this net loss are legal fees of $71,204 (of which  legal fees  related  to  litigation  were  $65,489),  and  administrative expenses of $56,303  offset by dividend  income of $0, but no proceeds  from any litigation.

The  first  quarter  results  reflect   increased  legal  expenses  relating  to
litigation due to the  preparation  of briefs for the appeal,  but reduced legal fees related to administration  due to the initiation of a flat fee arrangement.
Following  the re-entry of an adverse  judgment  with respect to the PPE case in the  District  Court in the fourth  quarter of 2004,  the Trust  recommenced  an appeal to the court of Appeals for the Second Circuit.  Our briefs in the appeal were filed on April 1, 2005. A reply brief is currently  due on June 9, 2005. It is not likely that the appeal will be scheduled for oral arguments prior to late
August of 2005 or that a  decision  in the  appeal  will be issued  prior to the first quarter of 2006. Under our agreement with counsel arguing the appeal, fees related to arguing the appeal will be contingent on the resulting decision. As a result, we do not expect  significant  expenses related to the appeal or a trial
(which is itself  dependent  on the  outcome of the  appeal)  until at least the first quarter of 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

            Empire Resorts has provided us with an irrevocable line of credit of up to $2,500,000  to provide funds to pay any and all of our expenses  permitted under the Declaration of Trust. No interest is payable on amounts advanced under our line of  credit.  Amounts  outstanding  under our line of  credit  are to be repaid by us from proceeds  received from any  settlement or award in connection with our  litigation  claims  after  payment of an amount  necessary  to pay our
Litigation  Trustees the fees for their services as set forth in the Declaration of Trust. Repayments of amounts outstanding under our line of credit may be made as a whole or in part  from  time to time at any  time  without  notice.  We may reborrow any amounts so repaid. Our line of credit will remain in full force and effect until our  termination.  The  Litigation  Trust  imputes  interest on the borrowings at Empire Resorts borrowing rate (5.5% per annum at March 31, 2005).

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

            Empire Resorts had no operating revenue during the fiscal year ended
December  31, 2003 and  operating  revenue of $44.9  million for the fiscal year ended  December 31, 2004 and $16.6  million for the three months ended March 31,
2005 and sustained net operating  losses of  approximately  $8.0, $12.7 and $3.2
million,   respectively,   during  such   periods.   Although   Empire   Resorts
significantly  increased  its level of  operations  during  the third and fourth quarters of 2004 and the first quarter of 2005, it has yet to  demonstrate  that such  operations  can be profitable.  Therefore,  there can be no assurance that
Empire Resorts will have the ability to meet its  obligations  under our line of credit.

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

            A control  system,  no matter how well  conceived and operated,  can provide only  reasonable,  not absolute  assurance  that the  objectives  of the control  system are met.  Because of the  inherent  limitations  in all  control systems,  no internal  controls can provide absolute  assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
Development   Company,   L.L.C.,   Plaintiffs.   v.  Park  Place   Entertainment
Corporation,  Defendant.  (Civil Action No. 00CIV8660  (CM)(GAY)) (United States
District Court Southern  District of New York).  This lawsuit had initially been dismissed on a motion for summary judgment. However, the trial court vacated the earlier decision granting summary judgment to Park Place Entertainment, in order to allow  consideration  of new evidence and additional  discovery  proceedings.
Following those  proceedings  judgment in favor of the defendant was reinstated.
This  judgment  has been  appealed.  Briefs  have been or are being  filed,  but arguments are not expected to be heard prior to the third  quarter of 2005.  The second lawsuit is Catskill Development,  L.L.C., Mohawk Management,  L.L.C., and
Monticello Raceway Development Company, L.L.C., Plaintiffs. against Gary Melius,
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

                                            CATSKILL LITIGATION TRUST
                                            (Registrant)

DATE:  May 13, 2005                         By: /s/ Joseph E. Bernstein
                                                -----------------------------
                                                Joseph E. Bernstein
                                                Litigation Trustee

DATE:  May 13, 2005                         By: /s/ Paul A. deBary
                                                -----------------------------
                                                Paul A. deBary
                                                Litigation Trustee

