Form 10QSB/A
period 2005-03-31
CATSKILL LITIGATION TRUST
filed 2005-05-16
CIK 1278539

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A
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

                                   FORM 10-QSB/A

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
                                   (Unaudited)

                                                                                               For the Period from
                                                                           For the              January 12, 2004
                                                                      Three Months Ended     (Date of Inception) to
                                                                        March 31, 2005            March 31, 2004
                                                                        -----------------------------------------------
OPERATING ACTIVITIES
Net Loss                                                                  $(207,358)                $(127,507)
   Adjustments to reconcile net loss to net cash used in operations:
      Imputed interest expense                                                6,875
      Decrease in accounts payable                                          (84,122)
      Increase in accrued legal and administrative expenses                  68,329                    127,507
                                                                          ---------                 ---------
Net cash used in operating activities                                     $(216,276)                $    --
                                                                          ---------                 ---------
      Decrease in cash and cash equivalents                               $(216,276)                $    --
Cash and cash equivalents-beginning of period                             $ 222,493                 $    --
                                                                          ---------                 ---------
Cash and cash equivalents- end of period                                  $   6,217                 $    --
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

            This Report on Form 10-QSB/A contains  "forward-looking  statements"
within the meaning of Section 27A of the  Securities Act of 1933, as amended and
Section 21E of the  Securities  Exchange Act of 1934, as amended (the  "Exchange
Act"). All statements other than statements of historical facts included in this
Report,  including  without  limitation,  the  statements  under  "General," and
"Liquidity  and  Capital   Resources,"  are  forward-looking   statements.   All
subsequent  written  and oral  forward-looking  statements  attributable  to the
Litigation  Trust or persons  acting on its behalf are  expressly  qualified  in their entirety by the cautionary statements.

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

