Form 10QSB
period 2005-06-30
CATSKILL LITIGATION TRUST
filed 2005-08-15
CIK 1278539

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

    /X/    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

           For the quarterly period ended June 30, 2005

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
--------------------------------------------------------------------------------
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

_--------------------------------------------------------------------------------
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

As of August 15, 2005, 22,702,896 Units of beneficial interest were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

================================================================================

                            CATSKILL LITIGATION TRUST

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page

     ITEM 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

     Condensed Balance Sheet as of June 30, 2005                              3

     Condensed  Statements  of  Operations  for the three  months and six months  ended June 30, 2005 and for the three  months ended June 30, 2004 and for the period January 12, 2004
     (Date of Inception) to June 30, 2004                                     4

     Condensed Statements of Cash Flows for the period six months ended June 30, 2005 and for the period January 12, 2004
     (Date of Inception) to June 30, 2004                                     5

     Notes to Condensed Financial Statements                                6-9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OR PLAN OF OPERATION                                                 10-12

     ITEM 3.  CONTROLS AND PROCEDURES                                     12-13

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              14

     ITEM 6.  EXHIBITS                                                       14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               CATSKILL LITIGATION TRUST
                                CONDENSED BALANCE SHEET
                                     June 30, 2005
                                      (Unaudited)

ASSETS
   Current Assets
         Cash and Cash Equivalents                                    $  48,870
                                                                      ---------
   Total Current Assets                                                  48,870
                                                                      ---------
TOTAL ASSETS                                                          $  48,870
                                                                      =========

LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Accrued legal and administrative expenses                  $  76,960
           Accounts Payable                                              84,735
           Line of credit-related party                                 650,000
                                                                      ---------
      Total Current Liabilities                                       $ 811,695
Trust Deficiency
      Units of Beneficial Interest: authorized
      22,702,896; issued and outstanding 22,702,896                      26,590
      Accumulated deficit                                              (789,415)
                                                                      ---------
      Total Trust Deficiency                                           (762,825)
                                                                      ---------
TOTAL LIABILITIES AND TRUST DEFICIENCY                                $  48,870
                                                                      =========

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements

                                                  CATSKILL LITIGATION TRUST
                                              CONDENSED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                                                                               For the
                                                                                                             Period from
                                                 For the             For the             For the           January 12, 2004
                                             Three Months Ended  Three Months Ended   Six Months Ended    (Date of Inception)
                                               June 30, 2005        June 30, 2004       June 30, 2005       June 30, 2004
                                              ------------------------------------------------------------------------------

General and Administrative Expenses:
Litigation Trustee Fees                       $     30,000      $     30,000           $     60,000         $     56,130
Administrative Trustee Fees                          1,500             1,500                  3,000                7,500
Consulting Fees                                      1,500             5,000                  3,000               11,000
Legal Fees                                         120,122            12,109                276,372               83,314
Accounting Fees                                     14,750             9,270                 24,750               26,453
Interest                                             7,998             3,428                 14,873                3,428
Other                                                1,555             3,341                  3,742                4,331
                                              --------------------------------------------------------------------------
Total General and Administrative Expenses     $    177,425      $     64,648           $    385,737         $    192,156
Other Income                                           428               276                  1,382                  276
                                              --------------------------------------------------------------------------
Net Loss                                      $   (176,997)     $    (64,372)          $   (384,355)        $   (191,880)
                                              ==========================================================================
Loss per unit outstanding                     $      (0.01)     $      (0.00)          $      (0.02)        $      (0.01)
                                              ==========================================================================
Units outstanding                               22,702,896        22,702,896             22,702,896           22,702,896
                                              ==========================================================================

                     The accompanying notes are an integral part of these condensed financial statements.

                                                              4

                                            CATSKILL LITIGATION TRUST
                                        CONDENSED STATEMENT OF CASH FLOWS
                                                   (Unaudited)
                                                                                               For the
                                                                                             Period from
                                                                            For the        January 12, 2004
                                                                       Six Months Ended    (Date of Inception)
                                                                         June 30, 2005        June 30, 2004
                                                                     -----------------------------------------
OPERATING ACTIVITIES
Net Loss                                                                 $(384,355)            $(191,880)
   Adjustments to reconcile net loss to net cash used in operations:
      Imputed interest expense                                              14,873                 3,428
      Increase in Accounts Payable                                             614                  --
      Increase in accrued legal and administrative expenses                 45,245                90,370
                                                                         -------------------------------
Net cash used in operating activities                                    $(323,623)            $ (98,082)

Cash flow provided by financing activities
      Increase in line of credit-related party                             150,000               250,000
                                                                         -------------------------------
(Decrease) Increase in Cash and Cash Equivalents                         $(173,623)            $ 151,918
                                                                         -------------------------------
Cash and Cash Equivalents-beginning of period                            $ 222,493             $    --
                                                                         -------------------------------
Cash and Cash Equivalents- end of period                                 $  48,870             $ 151,918
                                                                         ===============================

              The accompanying notes are an integral part of these condensed financial statements.

                                                       5

                            CATSKILL LITIGATION TRUST

       Notes to Condensed Financial Statements--June 30, 2005 (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING   POLICIES

         BASIS OF PRESENTATION

         These condensed  financial  statements have been prepared in accordance with accounting  principles  generally accepted in the United States of
         America  ("GAAP"),  and with Form 10-QSB and Item 310 of Regulation S-B of the  Securities  and  Exchange  Commission.  In the  opinion  of the
         Litigation  Trustees,  the accompanying  condensed financial statements contain  all the  adjustments  necessary  (consisting  only  of  normal recurring  accruals) for a fair  presentation.  The interim results are not  necessarily  indicative  of the results that would be expected for the full year and do not  contain  information  included  in our annual financial statements and notes for the year ended December 31, 2004.

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

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on account,  demand deposits and certificates  of deposit with  original  maturities  of three months or less at  acquisition  and money market  funds.  From time to time,  the
         Litigation  Trust  maintains  significant  cash  balances  that are not covered by the Federal Deposit  Insurance  Corporation.  The Litigation
         Trust has not incurred any losses in such  accounts and the  Litigation
         Trustees  believe it is not exposed to any  significant  credit risk on cash as the  Litigation  Trust  generally  does not maintain  high cash balances for any significant period.

         INCOME TAXES

         For federal income tax purposes,  the Litigation  Trust is treated as a grantor trust.  Under the grantor trust rules, each holder of a unit of beneficial  interest is treated as the owner of his or her share of the
         Litigation  Trust's  assets.  The treatment of income and expense items under GAAP may differ from the tax  treatment  of such items.  Expenses incurred by the Litigation Trust will be capitalized for tax purposes.

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

         As of June 30,  2005,  $650,000  had  been  drawn  against  the line of credit.  On July 28, 2005, an additional  $50,000 was drawn against the line of credit.

         The  Litigation  Trust  imputed  interest on the  borrowings  at Empire
         Resorts'  borrowing  rate (5.50% per annum at June 30, 2005).  Interest expense  for the three  months  ended June 30,  2005 and June 30,  2004 amounted to $7,998 and $3,428,  respectively.  Interest expense for the six months  ended June 30,  2005 and for the period  January  12,  2004
         (date of  inception)  to June 30, 2004  amounted to $14,873 and $3,428, respectively  Imputed interest expense is deemed contributed capital to the Litigation Trust.

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

NOTE 7 - SUBSEQUENT EVENTS

         Following  the re-entry of an adverse  judgment with respect to the PPE
         Case  in the  District  Court  in  the  fourth  quarter  of  2004,  the
         Litigation Trust  recommenced an appeal to the Court of Appeals for the
         Second Circuit.  The appellant's brief in the appeal was filed on April
         1, 2005.  In  preparing  the brief on appeal,  the  Litigation  Trust's counsel  became  aware of a case that was  decided  shortly  before the plaintiffs brought the original  complaint.  The effect of this case is that  jurisdiction  may not be  found  to  exist  for two of the  three plaintiff  entities.  We have made the Court of  Appeals  aware of this circumstance.  If the Court  determines  that the  federal  courts lack jurisdiction  over these  plaintiffs,  they may be  required  to pursue their  claims in the New York courts.  This could  increase the expense involved,  and result in additional delay, in prosecuting their claims.
         The  respondent's  brief was filed on June 9, 2005 and the  appellant's reply  brief  was filed on July 12,  2005.  It is not  likely  that the appeal will be scheduled for oral arguments prior to October of 2005 or that a decision in the appeal will be issued prior to the first quarter of 2006.

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
L.L.C.  ("MCM"),  Monticello Raceway Development  Company,  L.L.C.  ("MRDC") and
Mohawk Management, L.L.C. ("Mohawk"). Also as a condition to that consolidation, each of Catskill Development,  L.L.C. ("Catskill"),  MRDC, and Mohawk, agreed to assign  to us all of  their  claims  under  or  related  to the  alienation  and frustration of their agreements and business relations with the St. Regis Mohawk
Tribe.  That  assignment  included rights to any proceeds from any settlement or award that may arise from any  litigation  relating to that claim.  We currently maintain a web site at  WWW.CATSKILLTRUST.COM  to facilitate  communications and provide a convenient  source of more detailed  information for our  unit-holders and other interested parties.

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

            There  is  one  lawsuit  pending  and  one  lawsuit  that  has  been
discontinued.  The  first  lawsuit  is  Catskill  Development,   L.L.C.,  Mohawk
Management,   L.L.C.,  and  Monticello  Raceway  Development  Company,   L.L.C.,
Plaintiffs. v. Park Place Entertainment  Corporation,  Defendant.  (Civil Action
No. 00CIV8660 (CM) (GAY)) (United States District Court Southern District of New
York)  referred to herein as the "PPE case".  This  lawsuit had  initially  been
dismissed  on  a  motion  for  summary  judgment.   However,   the  trial  court
subsequently  vacated the earlier  decision  granting  summary  judgment to Park
Place  Entertainment,  in order to consider new  evidence  and allow  additional discovery proceedings. After these proceedings were completed, the dismissal was reinstated.  An  appeal  has  been  taken  and a brief  has  been  filed  by the
Litigation  Trust.  The  respondent's  brief  was  filed on June 9, 2005 and the
Litigation Trust's reply brief was filed on July 12, 2005. It is not likely that the appeal will be scheduled for oral arguments prior to late October of 2005 or that a decision in the appeal will be issued prior to the first quarter of 2006.

The second lawsuit is Catskill Development,  L.L.C., Mohawk Management,  L.L.C.,
and Monticello  Raceway  Development  Company,  L.L.C.,  Plaintiffs against Gary
Melius,  Ivan  Kaufman,  Walter  Horn,  President  R.C. - St.  Regis  Management
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

            The   administration  of  our  Litigation  Trust  will  involve  the authentication  and payment of fees and expenses for legal and related  services in connection with our litigation  claims,  reporting and regulatory  compliance
and  the  maintenance  of  litigation,   financial  and   unit-holder   records.
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

            Our unit-holders  will only be entitled to the net proceeds from any settlement or award,  if any, of our litigation  claims after the payment of our expenses, the fees of our litigation trustees, any amounts outstanding under our line of credit and  $7,500,000  to Empire  Resorts  for  reimbursement  of prior expenses incurred in connection with our litigation claims.

RESULTS OF OPERATIONS

For the three months  ended June 30,  2005,  we reported a net loss of $176,997.
Included  in these net losses are legal fees of  $120,122  (of which  legal fees related to litigation were $107,622),  and  administrative  expenses of $57,303, offset by dividend income of $428, but no proceeds from any litigation.  For the three months ended June 30, 2004, we reported a net loss of $64,372. Included in this net loss are legal fees of $12,109  (all of which  related to  litigation), and administrative expenses of $52,539 offset by dividend income of $276, but no proceeds from any litigation.

For the six months  ended June 30,  2005,  we  reported a net loss of  $384,355.
Included  in these net losses are legal fees of  $276,372  (of which  legal fees related to litigation were $251,372),  and administrative  expenses of $109,365, offset by dividend income of $1,382,  but no proceeds from any  litigation.  For the period  January 12, 2004 (Date of Inception) to June 30, 2004, we reported a net loss of  $191,880.  Included  in this net loss  are  legal  fees of  $83,313
(77,598 of which related to litigation), and administrative expenses of $108,842 offset by dividend income of $276, but no proceeds from any litigation.

The increase in legal fees related to litigation  reflects the activity involved in connection with our appeal to the 2nd Circuit. During the first six months of
2004, the Litigation  Trust incurred only limited expenses related to litigation because  Judge  McMahon  was  waiting  for a  decision  by the New York Court of
Appeals prior to rendering  her  decision.  Following the re-entry of an adverse judgment  with  respect  to the PPE case in the  District  Court  in the  fourth quarter of 2004, the Litigation  Trust  recommenced its appeal.  The results for the second  quarter of 2005 reflect the  increased  legal  expenses  relating to litigation due to the  preparation of briefs for the appeal,  including  matters relating to a new  jurisdictional  issue. In preparing the brief on appeal,  our counsel  became aware of a case that was decided  shortly  before the plaintiffs brought the original complaint. The effect of this case is that jurisdiction may not be found to exist for two of the three plaintiff entities.  We have made the
Court of Appeals aware of this  circumstance.  If the Court  determines that the federal courts lack jurisdiction over these plaintiffs,  they may be required to pursue  their  claims in the New York  courts.  This could  increase the expense
involved,   and  result  in  additional  delay,  in  prosecuting  their  claims.
Administrative  expenses  declined  in the first six months of 2005 due to a fix fee  agreement  reached  with the law firm that handles  general  administrative legal work for the  Litigation  Trust and a decline in  expenses  related to the filing  of  registration  statements,  supplements  and  prospectuses  with  the
Securities and Exchange Commissions in connection with the initial distributions of trust units. General administrative expenses increased slightly in the second quarter  of 2005 as  compared  with the first  quarter  of 2005 due to  expenses associated  with  the  implementation  of a web  site  for  the  benefit  of our unit-holders.

Under our  agreement  with  counsel  arguing the  appeal,  a portion of the fees related to arguing the appeal will be contingent on the resulting decision. As a result, we do not currently expect  significant  additional  expenses related to the appeal or a trial  (which is itself  dependent on the outcome of the appeal)
until at least the first quarter of 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

            Empire Resorts has provided us with an irrevocable line of credit of up to $2,500,000  to provide funds to pay any and all of our expenses  permitted under the  Declaration  of Trust.  Although  no  interest  is payable on amounts advanced under our line of credit., the Litigation Trust imputes interest on the borrowings at Empire Resorts  borrowing rate (5.5% per annum at June 30, 2005)..
Amounts  outstanding  under  our  line of  credit  are to be  repaid  by us from proceeds received from any settlement or award in connection with our litigation claims after payment of an amount  necessary to pay our Litigation  Trustees the fees for their services as set forth in the Declaration of Trust.  Repayments of amounts  outstanding  under our line of credit may be made as a whole or in part from time to time at any time  without  notice.  We may  reborrow any amounts so repaid.  Our line of credit  will  remain in full  force  and  effect  until our termination

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

            Empire Resorts had no operating revenue during the fiscal year ended
December  31, 2003 and  operating  revenue of $44.9  million for the fiscal year ended December 31, 2004 and $23.2 million for the six months ended June 30, 2005 and  sustained  net  operating  losses  of  approximately  $8.0,  $12.7 and $5.6
million,   respectively,   during  such   periods.   Although   Empire   Resorts
significantly  increased  its level of  operations  during  the third and fourth quarters of 2004 and the first two quarters of 2005,  it has yet to  demonstrate that such  operations  can be profitable.  Therefore,  there can be no assurance that Empire Resorts will have the ability to meet its obligations under our line of credit.

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
Development   Company,   L.L.C.,   Plaintiffs.   v.  Park  Place   Entertainment
Corporation,  Defendant.  (Civil Action No. 00CIV8660  (CM)(GAY)) (United States
District Court Southern District of New York).

            This lawsuit had  initially  been  dismissed on a motion for summary judgment. However, the trial court vacated the earlier decision granting summary judgment to Park Place  Entertainment,  in order to allow  consideration  of new evidence and  additional  discovery  proceedings.  Following  those  proceedings judgment in favor of the defendant was reinstated.  An appeal has been taken and briefs  have been  filed by the  Litigation  Trust.  In  preparing  the brief on appeal,  our counsel became aware of a case that was decided  shortly before the plaintiffs  brought  the  original  complaint.  The  effect of this case is that jurisdiction may not be found to exist for two of the three plaintiff  entities.
We have  made the  Court of  Appeals  aware of this  circumstance.  If the Court determines that the federal courts lack jurisdiction over these plaintiffs, they may be  required  to pursue  their  claims in the New York  courts.  This  could increase the expense  involved,  and result in additional  delay, in prosecuting their  claims.  The  respondent's  brief  was  filed  on  June 9,  2005  and the
Litigation Trust's reply brief was filed on July 12, 2005. It is not likely that the appeal will be scheduled for oral arguments prior to late October of 2005 or that a decision in the appeal will be issued prior to the first quarter of 2006.

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

                                          CATSKILL LITIGATION TRUST
                                          (Registrant)

DATE:  August 15, 2005                    By: /s/ Joseph E. Bernstein
                                              ----------------------------------
                                              Joseph E. Bernstein
                                              Litigation Trustee

DATE:  August 15, 2005                    By: /s/ Paul A. deBary
                                              ----------------------------------
                                              Paul A. deBary
                                              Litigation Trustee

