Form 10QSB
period 2005-09-30
CATSKILL LITIGATION TRUST
filed 2005-11-14
CIK 1278539

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

    /X/    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

           For the quarterly period ended September 30, 2005

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

Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   / /  No  /X/

        As of November 11, 2005, 22,702,896 Units of beneficial interest were outstanding.

        Transitional Small Business Disclosure Format (check one):
Yes / /  No  /X/

                            CATSKILL LITIGATION TRUST

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                      Page

            ITEM 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

            Condensed Balance Sheet as of September 30, 2005                                         3

            Condensed Statements of Operations for the three months and nine months ended September 30, 2005  and for the three months ended September 30, 2004 and for
             the period January 12, 2004 (Date of Inception) to September 30, 2004                   4

            Condensed Statements of Cash Flows for the nine months ended September 30, 2005
            and for the period January 12, 2004 (Date of Inception) to September 30, 2004            5

            Notes to Condensed Financial Statements                                                 6-9

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OR PLAN OF OPERATION                                                           10-12

            ITEM 3.  CONTROLS AND PROCEDURES                                                        13

PART II - OTHER INFORMATION

            ITEM 1.  LEGAL PROCEEDINGS                                                              14

            ITEM 6.  EXHIBITS                                                                       15

SIGNATURES                                                                                          15

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               CATSKILL LITIGATION TRUST
                                CONDENSED BALANCE SHEET
                                   September 30, 2005
                                      (Unaudited)

ASSETS
   Current Assets
         Cash and cash equivalents                         $  14,333
                                                           ---------
   Total Current Assets                                       14,333
                                                           ---------
TOTAL ASSETS                                               $  14,333
                                                           =========

LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Accounts payable                                $ 240,977
           Line of credit-related party                      700,000
                                                           ---------
      Total Current Liabilities                            $ 940,977

     Trust Deficiency
         Units of Beneficial Interest: authorized
         22,702,896; issued and outstanding 22,702,896        40,278
         Accumulated deficit                                (966,922)
                                                           ---------
      Total Trust Deficiency                                (926,644)
                                                           ---------
TOTAL LIABILITIES AND TRUST DEFICIENCY                     $  14,333
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
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                             For the Period from
                                                  For the               For the              For the           January 12, 2004
                                            Three Months Ended     Three Months Ended     Nine Months Ended  (Date of Inception) to
                                            September 30, 2005     September 30, 2004    September 30, 2005     September 30, 2004

                                           ----------------------------------------------------------------------------------------

General and Administrative Expenses:
Litigation Trustee Fees                       $     30,000          $     30,000         $     90,000          $     86,130
Administrative Trustee Fees                          1,500                 1,500                4,500                 9,000
Consulting Fees                                      1,500                 6,090                4,500                14,233
Legal Fees                                         119,363                75,336              395,735               168,333
Accounting Fees                                      7,000                 7,870               31,750                17,140
Interest Expense                                    13,689                 3,438               28,562                 6,866
Other                                                4,654                 1,167                8,396                 3,083
                                              ------------          ------------         ------------          ------------
Total General and Administrative Expenses     $    177,706          $    125,401         $    563,443          $    304,785
Other Income                                           199                   217                1,581                   492
                                              ------------          ------------         ------------          ------------
Net Loss                                      $   (177,507)         $   (125,184)        $   (561,862)         $   (304,293)
                                              ============          ============         ============          ============
Loss per unit outstanding                     $      (0.01)         $      (0.01)        $      (0.02)         $      (0.01)
                                              ============          ============         ============          ============
Units outstanding                               22,702,896            22,702,896           22,702,896            22,702,896
                                              ============          ============         ============          ============

 The accompanying notes are an integral part of these condensed financial statements.

                            CATSKILL LITIGATION TRUST
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                            For the Period
                                                                                For the                   January 12, 2004
                                                                           Nine Months Ended            (Date of Inception) to
                                                                           September 30, 2005             September 30, 2004
                                                                           ------------------            ---------------------
OPERATING ACTIVITIES
Net Loss                                                                       $(561,862)                     $(304,293)
   Adjustments to reconcile net loss to net cash used in operations:
      Imputed interest expense                                                    28,562                          6,866
      Accounts Payable                                                           156,855                         41,375
      Accrued legal and administrative expenses                                  (31,715)                        75,000
                                                                               ---------                      ---------
Net cash used in operating activities                                          $(408,160)                     $(181,052)

Cash flow from financing activities
      Increase in line of credit-related party                                   200,000                        250,000
                                                                               ---------                      ---------
(Decrease) Increase in Cash and Equivalents                                    $(208,160)                     $  68,948

Cash and Equivalents-beginning of period                                         222,493                           --
                                                                               ---------                      ---------
Cash and Equivalents- end of period                                            $  14,333                      $  68,948

 The accompanying notes are an integral part of these condensed financial statements.

                            CATSKILL LITIGATION TRUST

     Notes to Condensed Financial Statements--September 30, 2005 (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          These condensed financial  statements have been prepared in accordance with accounting  principles generally accepted in the United States of
          America ("GAAP"),  and with Form 10-QSB and Item 310 of Regulation S-B of the  Securities  and  Exchange  Commission.  In the  opinion of the
          Litigation Trustees,  the accompanying  condensed financial statements contain  all the  adjustments  necessary  (consisting  only of  normal recurring  accruals) for a fair presentation.  The interim results are not  necessarily  indicative of the results that would be expected for the full  year and do not  contain  all  information  included  in our annual financial  statements and notes for the year ended December 31,
          2004.

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

          CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on account, demand deposits and certificates  of deposit with  original  maturities of three months or less at  acquisition  and money market funds.  From time to time,  the
          Litigation Trust maintains  significant cash balances in excess of the amounts  covered by the Federal  Deposit  Insurance  Corporation.  The
          Litigation  Trust has not incurred any losses in such accounts and the
          Litigation  Trustees  believe  it is not  exposed  to any  significant credit risk on cash.

          INCOME TAXES

          For federal income tax purposes,  the Litigation Trust is treated as a grantor trust. Under the grantor trust rules, each holder of a unit of beneficial interest is treated as the owner of his or her share of the
          Litigation  Trust's assets.  The treatment of income and expense items under GAAP may differ from the tax  treatment of such items.  Expenses incurred by the Litigation Trust are capitalized for tax purposes.

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

          As of September 30, 2005,  $700,000 had been drawn against the line of credit. On October 11, 2005, an additional  $150,000 was drawn against the line of credit.

          The  Litigation  Trust  imputed  interest on the  borrowings at Empire
          Resorts' borrowing rate (8.00% per annum at September 30, 2005). Prior to July 1, 2005,  Empire Resorts'  borrowing rate was 5.50%.  Interest expense for the three months ended  September  30, 2005 and  September
          30,  2004  amounted  to $13,689  and  $3,438,  respectively.  Interest expense  for the nine  months  ended  September  30,  2005 and for the period  January 12, 2004 (date of  inception)  to  September  30, 2004 amounted to $28,562 and $6,866, respectively. Imputed interest expense is deemed contributed capital to the Litigation Trust.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

          COMPENSATION OF LITIGATION TRUSTEES

          Each of the two Litigation Trustees is entitled to annual compensation of $60,000 plus  reimbursement of expenses  incurred  carrying out the purpose of the Litigation Trust. In addition,  one litigation  trustee is entitled to 4.0%, and the other 1.0%, of any litigation settlements or awards.

          COMPENSATION OF THE ADMINISTRATIVE TRUSTEE

          The  Administrative  Trustee is  entitled to a $5,000  acceptance  fee
          (which  includes  the first  month  administrative  fee) and a monthly administrative fee of $500. In addition, the Administrative Trustee is entitled  to a custody fee on certain  cash  balances  and  marketable securities  of 0.5% per annum on the first  $10,000,000  of fair value and  3.0%  on the  excess  and  reimbursement  for  certain  fees  and expenses.

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
          The  respondent's  brief was filed on June 9, 2005 and the appellant's reply brief was filed on July 12, 2005.  Oral  arguments on the appeal were heard on October 17, 2005. At that time,  one member of the panel questioned  whether  there  were  factual  issues  that  needed  to be determined  before the  jurisdictional  issues could be resolved.  The
          Litigation Trust's attorneys took the position that there were not and this  was  not  contradicted  by the  attorneys  for  the  defendants.
          However,  a return of the case to the  District  Court for  additional findings on jurisdiction  could result in some additional  expense for the Litigation Trust and also, possibly, significant delay. Barring an interim  decision on  jurisdiction,  it is unlikely that a decision on the appeal will be issued prior to the first quarter of 2006.

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
Entertainment  Corporation,  Defendant.  (Civil Action No. 00CIV8660 (CM) (GAY))
(United States District Court Southern  District of New York) referred to herein as the "PPE case".  This lawsuit had  initially  been  dismissed on a motion for summary  judgment.  However,  the trial court  subsequently  vacated the earlier decision  granting  summary  judgment to Park Place  Entertainment,  in order to consider new evidence and allow additional  discovery  proceedings.  After these proceedings  were completed,  the dismissal was  reinstated.  An appeal has been taken and a brief has been filed by the Litigation Trust. The respondent's brief was filed on June 9, 2005 and the  Litigation  Trust's  reply brief was filed on
July 12, 2005.  Oral  arguments on the appeal were heard on October 17, 2005. It is  unlikely  that a decision  on the appeal  will be issued  prior to the first quarter of 2006.  The second  lawsuit is Catskill  Development,  L.L.C.,  Mohawk
Management,   L.L.C.,  and  Monticello  Raceway  Development  Company,   L.L.C.,
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

RESULTS OF OPERATIONS

For the three  months  ended  September  30,  2005,  we  reported  a net loss of
$177,507.  Included  in these net losses are legal  fees of  $119,363  (of which legal fees related to litigation were $107,362),  and administrative expenses of
$58,343, offset by dividend income of $199, but no proceeds from any litigation.
For the three  months  ended  September  30,  2004,  we  reported  a net loss of
$125,184.  Included  in this net loss are legal fees of  $75,336  (of which only
$336 related to litigation),  and  administrative  expenses of $50,065 offset by dividend income of $217, but no proceeds from any litigation.

For the  nine  months  ended  September  30,  2005,  we  reported  a net loss of
$561,863.  Included  in these net losses are legal  fees of  $395,735  (of which legal fees related to litigation were $362,950),  and administrative expenses of
$164,493,  offset  by  dividend  income  of  $1,580,  but no  proceeds  from any litigation. For the period January 12, 2004 (Date of Inception) to September 30,
2004,  we reported a net loss of  $304,293.  Included in this net loss are legal fees of $168,333  ($93,333 of which related to litigation),  and  administrative expenses of $136,452 offset by dividend income of $492, but no proceeds from any litigation.

The increase in legal fees related to litigation  reflects the activity involved in connection with our appeal to the 2nd Circuit. During the first six months of
2004, the Litigation  Trust incurred only limited expenses related to litigation because  Judge  McMahon  was  waiting  for a  decision  by the New York Court of
Appeals prior to rendering  her  decision.  Following the re-entry of an adverse judgment  with  respect  to the PPE case in the  District  Court  in the  fourth quarter of 2004, the Litigation  Trust  recommenced its appeal.  The results for the second and third  quarters of 2005  reflect  the  increased  legal  expenses relating  to  litigation  due to the  preparation  of  briefs  for  the  appeal, including matters relating to a new jurisdictional issue. In preparing the brief on appeal,  our counsel  became aware of a case that was decided  shortly before the plaintiffs brought the original  complaint.  The effect of this case is that jurisdiction may not be found to exist for two of the three plaintiff  entities.
We have  made the  Court of  Appeals  aware of this  circumstance.  If the Court determines that the federal courts lack jurisdiction over these plaintiffs, they may be  required  to pursue  their  claims in the

New York  courts.  This  could  increase  the  expense  involved,  and result in additional delay, in prosecuting their claims.  Administrative expenses declined in the first six months of 2005 due to a fix fee agreement  reached with the law firm that handles general administrative legal work for the Litigation Trust and a  decline  in  expenses  related  to the  filing  of  registration  statements, supplements  and  prospectuses  with the Securities  and Exchange  Commission in connection with the initial distributions of trust units. General administrative expenses  increased  slightly in the second quarter of 2005 as compared with the first quarter of 2005 due to expenses  associated with the  implementation  of a web site for the benefit of our unit-holders.

Under our  agreement  with  counsel  arguing the  appeal,  a portion of the fees related to arguing the appeal will be contingent on the resulting decision. As a result, we do not currently expect  significant  additional  expenses related to the appeal.  We also do not expect the  additional  expenses  related to a trial
(which is itself  dependent  on the  outcome of the  appeal)  until at least the first  quarter of 2006.  However,  should the 2nd Circuit  determine  to request additional  findings  of  fact  with  respect  to  jurisdiction,  we  may  incur additional expenses relating to the appeal in the fourth quarter of 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

        Empire Resorts has provided us with an irrevocable  line of credit of up to  $2,500,000  to provide  funds to pay any and all of our  expenses  permitted under the  Declaration  of Trust.  Although  no  interest  is payable on amounts advanced under our line of credit., the Litigation Trust imputes interest on the borrowings  at Empire  Resorts  borrowing  rate (8% per annum at  September  30,
2005).  Amounts outstanding under our line of credit are to be repaid by us from proceeds received from any settlement or award in connection with our litigation claims after payment of an amount  necessary to pay our Litigation  Trustees the fees for their services as set forth in the Declaration of Trust.  Repayments of amounts  outstanding  under our line of credit may be made as a whole or in part from time to time at any time  without  notice.  We may  reborrow any amounts so repaid.  Our line of credit  will  remain in full  force  and  effect  until our termination

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
Bernstein  (acting  Chief  Executive  Officer) and Paul A. deBary  (acting Chief
Financial  Officer),   the  Litigation  Trust's  Litigation  Trustees,   of  the
effectiveness of the design and operation of the Litigation Trust's  "disclosure controls and procedures",  as such term is defined in Exchange Act Rule 15d-15e, as of the end of the period covered by this report.  Based upon that evaluation,
Messrs.  Bernstein  and  deBary  have  concluded  that  the  Litigation  Trust's disclosure  controls and procedures  were effective as of the end of the periods covered by this report to provide reasonable assurance that information required to be  disclosed  by the  Litigation  Trust in reports  that it files or submits under the Exchange Act is recorded,  processed,  summarized and reported  within the time periods specified in SEC rules and forms.

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

PART  I -   OTHER INFORMATION

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

        There  is one  lawsuit  now  pending  and  one  lawsuit  that  has  been
discontinued.  The  first  lawsuit  is  Catskill  Development,   L.L.C.,  Mohawk
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
We have  made the  Court of  Appeals  aware of this  circumstance.  If the Court determines that the federal courts lack jurisdiction over these plaintiffs, they may be  required  to pursue  their  claims in the New York  courts.  This  could increase the expense  involved,  and result in additional  delay, in prosecuting their  claims.  The  respondent's  brief  was  filed  on  June 9,  2005  and the
Litigation Trust's reply brief was filed on July 12, 2005. Oral arguments on the appeal were heard on October  17,  2005.  At that time,  one member of the panel questioned whether there were factual issues that needed to be determined before the  jurisdictional  issues could be resolved.  The Litigation Trust's attorneys took the  position  that  there  were not and this was not  contradicted  by the attorneys  for the  defendants.  However,  a return of the case to the  District
Court for additional  findings on  jurisdiction  could result in some additional expense for the Litigation Trust and also, possibly,  significant delay. Barring an interim  decision  on  jurisdiction,  it is  unlikely  that a decision on the appeal will be issued prior to the first quarter of 2006.

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

                                           CATSKILL LITIGATION TRUST
                                           (Registrant)

DATE:  November 11, 2005                    By: /s/ Joseph E. Bernstein
                                              ----------------------------------
                                              Joseph E. Bernstein
                                              Litigation Trustee

DATE:  November 11, 2005                    By: /s/ Paul A. deBary
                                              ----------------------------------
                                              Paul A. deBary
                                              Litigation Trustee

