Form 10KSB
period 2005-12-31
CATSKILL LITIGATION TRUST
filed 2006-03-27
CIK 1278539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

                      For the year ended December 31, 2005

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification Number)

c/o Christiana Bank & Trust Company, 1314 King Street,
                 Wilmington, Delaware                                   19801
--------------------------------------------------------------------------------
      (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (302) 888-7400

Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of each exchange
Title of each class                                         on which registered

      Units                                                         N/A
--------------------------------------------------------------------------------

Securities registered under 12(g) of the Exchange Act:

                                      Units
--------------------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. |X|

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing  requirements  for the past 90 days.  Yes |_| No
|X|

     Check if there is no disclosure  of  delinquent  filers in response to Item
405 of  Regulation  S-B  contained  in  this  form,  and no  disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. |X|

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). |_|Yes |X| No

     The issuer had no revenue during the fiscal year ended December 31, 2005.

     The  aggregate   market  value  of  the  issuer's  common  equity  held  by non-affiliates, as of March 27, 2006 was $0.

     As of March 27, 2006,  there were 22,702,896  shares of the issuer's common equity outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE None

Transitional Small Business Disclosure Format (Check one):    Yes |_|  No |X|

                                Table of Contents
                                -----------------

                                                                           Page
                                                                           -----
Part I
     Item 1. Description of Business                                         1
     Item 2. Description of Property                                         5
     Item 3. Legal Proceedings                                               5
     Item 4. Submission of Matters to a Vote of Security Holders             6

Part II                                                                      6
     Item 5. Market for Common Equity and Related Stockholder Matters        6
     Item 6. Management's Discussion and Analysis or Plan of Operation       9
     Item 7. Financial Statements                                           16
     Item 8. Changes  In  and  Disagreements  with  Accountants  on
             Accounting and Financial Disclosure                            16
     Item 8A. Controls and Procedures                                       16
     Item 8B. Other Information

Part III
     Item 9.  Directors,  Executive  Officers,  Promoters and Control
              Persons; Compliance With Section 16(a) of the Exchange Act    17
     Item 10. Executive Compensation                                        17
     Item 11. Security  Ownership of Certain  Beneficial  Owners and
              Management and Related Stockholder Matters.                   18
     Item 12 Certain Relationships and Related Transactions                 19
     Item 13 Exhibits                                                       19
     Item 14 Principal Accountant Fees and Services                         20

                                 -i-

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

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

The claims held by various parties involved in the consolidation  related to the alleged  alienation and frustration of certain agreements and business relations with the St. Regis Mohawk Tribe by Park Place Entertainment  Corporation.  These
agreements  and  business  relationships  were formed as the  parties  worked to develop a Native  American  casino  and obtain the  required  federal  and state approvals to construct and manage it. The consolidation  transaction was part of an effort to develop a casino with another federally recognized tribe and it was not  considered  an  appropriate  business  strategy  for the new  venture to be involved with continuing to pursue the litigation claims.

 As a result,  in order to  preserve  the  beneficial  interests  of the several hundred  owners of the  various  plaintiffs,  the  parties to the  consolidation determined  to  transfer  the  claims  to a trust  established  on behalf of the beneficial owners of the claims.  On January 12, 2004, Empire Resorts,  Catskill
Development, L.L.C. ("Catskill Development"),  Monticello Raceway Management and
Mohawk  Management   established  the  Litigation  Trust  by,  entering  into  a declaration of trust (the "Declaration of Trust" with Joseph E. Bernstein,  Paul
A. deBary, our litigation trustees (the "Trustees"), and Christiana Bank & Trust
Company, our administrative  trustee.  Catskill Development,  Monticello Raceway
Development  and  Mohawk  Management  each  assigned  to us all of their  claims related to the  alienation  and  frustration  of their  agreements  and business relations  with the St. Regis Mohawk Tribe and their rights to any proceeds from any judgment or settlement that may arise from any litigation  relating to those claims,  including (1) a lawsuit entitled Catskill  Development,  L.L.C., Mohawk
Management,   L.L.C.,  and  Monticello  Raceway  Development  Company,   L.L.C.,
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

TERMINATION

Our  litigation  trustees have absolute  discretion to determine that our assets are not sufficient to justify our continuance and terminate the existence of the
Litigation Trust. In addition, the litigation trustees are required to terminate the  Litigation  Trust on the date that all of our  litigation  claims have been fully prosecuted to final judgment or dismissal,  including all appeals, and all of our net assets have been distributed to our beneficiaries.

LINE OF CREDIT

Empire  Resorts  has  provided  us with an  irrevocable  line of credit of up to
$2,500,000 to provide funds to pay any and all of our expenses  permitted  under our Declaration of Trust.  No interest is payable on amounts  advanced under our line of credit.  However,  the  Litigation  Trust  imputes  interest  on amounts borrowed  thereunder  at  Empire  Resorts'  borrowing  rate  (5.5%  from date of inception through June 30th, 2005 and 8% thereafter).  Amounts outstanding under our line of credit  are to be repaid by us from  amounts  of any  settlement  or award in  connection  with our  litigation  claims  after  payment  of an amount necessary to pay the fees of our  litigation  trustees and other expenses as set forth in our declaration of trust.  Repayment of amounts  outstanding  under our line of  credit  may be made as a whole or in part from time to time at any time without  notice.  We may  re-borrow  any  amounts so repaid.  Our line of credit remains in full force and effect until the termination of the litigation  trust.
As of December 31, 2005, and March 27, 2006, we had $1,490,000  available  under this line of credit.

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

In response to these events,  each of Catskill  Development,  Monticello Raceway
Development  and Mohawk  Management  brought the  litigation  against Park Place
Entertainment  Corporation,  asserting claims under New York law for intentional
interference   with  contractual   relations  and  interference   with  business
relations.  The trial court  subsequently  dismissed  the claim for  intentional interference  with contractual  relations on the grounds that the contracts were subject to certain  approvals and therefore not effective and granted Park Place
Entertainment  Corporation's  motion for summary  judgment  with  respect to the interference with business relations  complaint on the grounds that insufficient evidence  of  causation  or  wrongful  conduct  had been  produced,  effectively dismissing  the entire  case.  While the  plaintiffs  were  preparing an appeal, additional  evidence  in the form of certain  audio tapes were  discovered.  The plaintiff's  successfully  petitioned for the original judgment to be set aside, so that the  additional  evidence  could be placed in the  record.  The case was remanded to the District Court,  which allowed for certain limited  discovery in connection  with the audio  tapes,  and then,  after a delay of several  months, reentered its original  judgment  against the plaintiffs on the grounds that the suppressed  audio tapes did not contain evidence of the kind of wrongful conduct necessary to support the plaintiff's  claims for intentional  interference  with business relations. The Litigation Trust appealed this most recent judgment.

On March 8, 2006, the Litigation  Trust received a Summary Order from the United
States  Court of  Appeals  for the Second  Circuit  with  regard to the  Trust's appeal.  The  unpublished  order  remands  the case to the  District  Court  for additional  development of the record.  In the appeal,  the Trust brought to the attention  of the court a recent  decision  which  measured  the  diversity of a limited  liability  company  according  to the  citizenship  of  its  individual members,  rather than the state of its organization.  If this were found to be a precedent,  the Trust  conceded  that  diversity of  citizenship  sufficient  to establish  subject  matter  jurisdiction  in the case with  respect to  Catskill
Development and Mohawk  Management  would not exist.  However,  the Trust argued that this procedure has been inconsistently applied and the Trust argued that it should not be followed.  The Court of Appeals has rejected the Trust's arguments in this respect.

The Trust  also  requested  the Court to  preserve  jurisdiction  in the case by dismissing  the  non-diverse  plaintiffs and proceeding to rule on the issues on appeal as they apply to the remaining  plaintiff.  However,  the Court found the record to be  insufficient  to determine  the  ownership of  Monticello  Raceway
Development on the date of the commencement of the action.  Moreover,  the Court felt that  additional  findings of fact were required for the court to determine whether the dismissal of the non-diverse plaintiffs would result in prejudice to any of the parties.

In remanding  the case,  the Court of Appeals  vacated the original  judgment by
Judge Mc Mahon,  directing that if the District Court determined that Monticello
Raceway  Development was a diverse party whose jurisdiction should be preserved, it could  consider  whether to reinstate all or part of its prior  judgment.  In addition,  the Court of Appeals  indicated  that the trial  court  should make a determination  as to whether  the  remaining  plaintiff  would be a third  party beneficiary  of the contracts made with the  non-diverse  parties under New York law.

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
Prosecution  of the suit has been  deferred by mutual  agreement  of the parties until after resolution of similar legal issues in the lawsuit against Park Place
Entertainment Corporation.  On June 1, 2004, we filed a Voluntary Discontinuance and Tolling  Agreement.  We believe that, as long as the right to recommence the
suit  without  regard  to  the  Statute  of  Limitations   was  preserved,   the
discontinuance  of this  suit was  appropriate  in  order  to avoid  the cost of maintaining two separate lawsuits.

At  this  time  it is too  difficult  to  determine  whether  there  will be any
judgments  or  awards  based  on  either  the  litigation   against  Park  Place
Entertainment  Corporation or the litigation  against Gary Melius,  Ivan Kaufman and Walter Horn or on any other lawsuit based on our litigation claims.

Any breach of contract  claims that we may file  against  the St.  Regis  Mohawk
Tribe must be filed  within the  applicable  statute  of  limitations,  which we believe is six years from April 14, 2000. The Litigation  Trustees are currently considering a variety of factors, including the nature and amount of any claims, the forum and venue in which such claims may be brought, the potential impact of the claims on the  Litigation  Trust's other  litigation,  the  procedures to be followed in connection  with the claim and the cost of any such  proceedings  in order to  determine  whether to pursue any claim for breach of contract  against the St. Regis Mohawk Tribe prior to expiration of the statute of  limitations in
April 2006.  Previous  evaluations of this issue have resulted in determinations not to  proceed  with any such  claims  and no  assurance  can be given that the result of the current evaluation will be different.

OUR EXPENSE AND RECOVERY ACCOUNTS

Our   declaration  of  trust   establishes  a  fund  to  be  maintained  by  our
administrative  trustee that consists of two accounts,  an expense account and a recovery account. For this fund, our administrative trustee may establish on our behalf one or more accounts  with banks or brokerage  firms in which all or part of our moneys or investments to be deposited in this fund may be held,  invested
and  reinvested  by  our   administrative   trustee   pending   disbursement  or
distribution. Any amount on deposit in this fund that is not required to be held for present use or  distributions is to be accumulated and retained in this fund and invested and  reinvested  by our  administrative  trustee as directed in the sole discretion of our litigation  trustees so as to obtain a reasonable  return on investment with proper regard for the preservation of the principal and so as to be  reasonably  available  at the times  estimated  to be  necessary  for the purposes of the litigation trust.

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

All  distributions of the litigation trust are to be made in the sole discretion of our litigation trustees. In making and scheduling  distributions,  neither of our litigation  trustees shall have any liability to our  beneficiaries,  nor to our potential beneficiaries, nor to any other person, for any failure or alleged failure to follow such  direction  nor shall any of our  litigation  trustees be subject to suit by any person that  contests  the  validity of any action  taken under our declaration of trust or seeks to compel or direct the use,  investment or application  of amounts in the  litigation  trust other than as determined in the discretion of our litigation trustees.

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

EMPLOYEES

As of December 31, 2005, we had no subsidiaries or full-time employees.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Litigation Trust owns no real estate nor significant  physical  assets.  Its property consists entirely of intangible  property in the form of its litigation claims and its  $2,500,000  irrevocable  letter of credit from  Empire  Resorts,
Inc.,  of which  $1,010,000  had been drawn down as of December  31,  2005.  The
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

ITEM 3.   LEGAL PROCEEDINGS.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

There is no  current  trading  market for our units and we do not intend to seek have our units traded on an exchange or a national market.

HOLDERS

According to Continental Stock Transfer & Trust Company,  there were 181 holders of record of our units at December  31,  2005.  Such  holders of record  include securities depositaries who hold units for more than one person.

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
Management,   L.L.C.,  and  Monticello  Raceway  Development  Company,   L.L.C.,
Plaintiffs. v. Park Place Entertainment  Corporation,  Defendant.  (Civil Action
No. 00CIV8660 (CM) (GAY)) (United States District Court Southern District of New
York) referred to herein as the "PPE case". A judgment against the plaintiffs in this lawsuit was  initially  entered after a motion for summary  judgment.  This judgment  was  subsequently  vacated.  Additional  evidence was entered into the record and a judgment  against the plaintiffs was re-entered.  This judgment was appealed.  On March 8, 2006, the Court of Appeals for the Second Circuit vacated the judgement in the case. It determined that there was no jurisdiction over two of the  plaintiff's  in the case  and  remanded  it to the  District  Court  for additional  findings as to the jurisdiction over the remaining  plaintiff and as to the possible third party beneficiary status of that plaintiff with respect to contracts entered into by the other plaintiffs.

The second lawsuit is Catskill Development,  L.L.C., Mohawk Management,  L.L.C.,
and Monticello Raceway Development  Company,  L.L.C.,  Plaintiffs.  against Gary
Melius,  Ivan  Kaufman,  Walter  Horn,  President  R.C. - St.  Regis  Management
Company,  et al,  Defendants.  (Index No. 891/03) (Supreme Court of the State of
New York  County of  Sullivan).  This  lawsuit  has been  discontinued  under an agreement  that permits it to be re-filed at a future date without  being barred by the statute of limitations.

The  administration of our Litigation Trust will involve the  authentication and payment of fees and expenses for legal and related  services in connection  with our litigation claims,  reporting and regulatory  compliance and the maintenance of litigation,  financial and unitholder  records.  Administrative  expenses are currently estimated to be approximately $200,000 per year, including the fees of the litigation and administrative  trustees,  auditors and accountants and other support  services.  Legal fees and other  expenses  involved  in our  litigation claims are difficult to predict with any degree of accuracy.  On the  assumption that the issues on remand  will be limited to those  identified  by the Court of
Appeals, that a judgment against the Litigation Trust will be reentered and that an  appeal  of that  judgment  can be  successfully  concluded  and that work to commence  a trail on the  merits  will  occur  toward  the end of the year,  our current budget for 2006 provides for legal expenses of  approximately  $700,000.
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

RESULTS OF OPERATIONS

For the year ended  December  31,  2005,  we  reported  a net loss of  $644,694.
Included  in this  net loss  are  legal  fees of  $420,204,  and  administrative expenses of $226,145 offset by dividend  income of $1,655,  but no proceeds from any  litigation.  For the period  January 12, 2004 (date of  inception)  through
December 31, 2004 we reported a net loss of $405,060.  Included in this net loss are legal fees of $215,831 and  administrative  expenses of $190,304,  offset by dividend income of $1,075, but no proceeds from any litigation.  The increase in overall legal fees in 2005 resulted primarily from fees associated with briefing and  arguing of the appeal in October of 2005.  It is  expected  that legal fees related to litigation will remain high during 2006 as we address issues relating to the remand of the case and the consequent re-briefing of the appeal.

LIQUIDITY AND CAPITAL RESOURCES

Empire  Resorts  has  provided  us with an  irrevocable  line of credit of up to
$2,500,000 to provide funds to pay any and all of our expenses  permitted  under the Declaration of Trust.  No interest is payable on amounts  advanced under our line of credit and no principal has been repaid to date.  The  Litigation  Trust imputes  interest on amounts  borrowed  thereunder at Empire Resorts"  borrowing rate (5.5% from date of inception through June 30th, 2005 and 8% thereafter). As of December 31, 2005 and March 27, 2006,  $1,010,000 had been drawn down and was outstanding under this line of credit.  Amounts  outstanding are to be repaid by us from proceeds  received from any  settlement or award in connection  with our litigation  claims after  payment of an amount  necessary to pay our  Litigation
Trustees the fees for their  services as set forth in the  Declaration of Trust.
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

Empire  Resorts had no operating  revenue  during the fiscal year ended December
31, 2003 and  operating  revenue of $44.9 and $86.9 million for the fiscal years ended  December  31,  2004  and 2005  and  sustained  net  operating  losses  of approximately $6.5, $12.7 and $18.5 million, respectively,  during such periods.
Although Empire Resorts  significantly  increased its level of operations during
2005,  it  has  yet to  demonstrate  that  such  operations  can be  profitable.
Therefore,  there can be no assurance  that Empire Resorts will have the ability to meet its obligations under our line of credit.

ITEM 7.   FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Litigation Trustees of the Catskill Litigation Trust:

We have audited the accompanying balance sheet of Catskill Litigation Trust (the
"Litigation  Trust") as of  December  31,  2005 and the  related  statements  of operations  and cash  flows for the year  ended  December  31,  2005 and for the period from January 12, 2004 (date of  inception)  to December  31, 2004.  These
financial   statements  are  the   responsibility  of  the  Litigation   Trust's
management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are  free of  material  misstatement.  The  Litigation  Trust is not required  to have,  nor were we engaged  to  perform,  an audit of its  internal control over financial reporting.  Our audits included consideration of internal control over financial  reporting as a basis for designing audit procedures that are appropriate in the  circumstances,  but not for the purpose of expressing an opinion on the  effectiveness  of the Litigation  Trust's  internal control over financial  reporting.  Accordingly,  we express no such  opinion.  An audit also includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements,  assessing the  accounting  principles used and  significant  estimates made by  management,  as well as evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial  position of the  Litigation  Trust as of
December 31, 2005,  and the results of its operations and its cash flows for the year ended  December  31, 2005 and for the period from January 12, 2004 (date of inception)  to December 31,  2004,  in  conformity  with  accounting  principles generally accepted in the United States of America.

Marcum & Kliegman LLP
New York, New York
March 8, 2006

                    CATSKILL LITIGATION TRUST
                          BALANCE SHEET
                        December 31, 2005

ASSETS
   Current Assets
         Cash and cash equivalents                                        $    17,235
                                                                          -----------
   Total Current Assets                                                        17,235
                                                                          -----------
TOTAL ASSETS                                                              $    17,235
                                                                          ===========

LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Line of credit-related party                                   $ 1,010,000
                                                                          -----------
      Total Current Liabilities                                             1,010,000

     Trust Deficiency
         Units of Beneficial Interest: authorized
            22,702,896; issued and outstanding 22,702,896; no par value        56,989
         Accumulated deficit                                               (1,049,754)
                                                                          -----------
      Total Trust Deficiency                                                 (992,765)
                                                                          -----------
TOTAL LIABILITIES AND TRUST DEFICIENCY                                    $    17,235
                                                                          ===========

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST
                            STATEMENTS OF OPERATIONS
                                                                 For the Period from
                                                  For the         January 12, 2004
                                                 Year Ended     (Date of Inception) to
                                             December 31, 2005    December 31, 2004

                                          -----------------------------------------------

General and Administrative Expenses:
Litigation Trustee Fees                         $    120,000       $    116,130
Administrative Trustee Fees                            6,000             10,500
Consulting Fees                                        6,000             16,075
Legal Fees                                           420,204            215,831
Accounting Fees                                       38,750             24,840
Interest                                              45,273             11,716
Other                                                 10,122             11,043
                                                ------------       ------------
Total General and Administrative Expenses       $    646,349       $    406,135
Other Income                                           1,655              1,075
                                                ------------       ------------
Net Loss                                        $   (644,694)      $   (405,060)
                                                ============       ============
Loss per unit outstanding                       $      (0.03)      $      (0.02)
                                                ============       ============
Units outstanding                                 22,702,896         22,702,896
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST
                            STATEMENTS OF CASH FLOWS

                                                                                        For the Period from
                                                                         For the         January 12, 2004
                                                                        Year Ended     (Date of Inception) to
                                                                    December 31, 2005    December 31, 2004

                                                                     -----------------------------------------------

Cash flows from operating activities
Net Loss                                                               $(644,694)            $(405,060)
   Adjustments to reconcile net loss to net cash used in operations:
       Imputed interest expense                                           45,273                11,716
      Operating Liabilities:
       Accounts payable                                                  (84,122)               84,122
       Accrued legal and administrative expenses                         (31,715)               31,715
                                                                       ----------            ---------
Net cash used in operating activities                                   (715,258)             (277,507)

Cash flow from financing activities
      Line of credit-related party                                       510,000               500,000
                                                                       ----------            ---------
(Decrease) Increase in Cash and Cash Equivalents                        (205,258)              222,493

Cash and Cash Equivalents-beginning of period                            222,493                  --
                                                                       ----------            ---------
Cash and Cash Equivalents- end of period                               $  17,235             $ 222,493
                                                                       ==========            =========                                                                                           =========

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST

                          Notes to Financial Statements

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

CASH AND CASH EQUIVALENTS

 Cash  and  cash  equivalents  include  cash on  account,  demand  deposits  and certificates  of deposit  with  original  maturities  of three months or less at acquisition  and money market funds.  From time to time,  the  Litigation  Trust maintains significant cash balances that are in excess of the amounts covered by the Federal Deposit Insurance Corporation. The Litigation Trust has not incurred any  losses in such  accounts  and the  Litigation  Trustees  believe  it is not exposed to any significant credit risk on cash.

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

As of December 31, 2005, $1,010,000 had been drawn against the line of credit.

The  Litigation  Trust imputed  interest on the  borrowings  at Empire  Resorts'
borrowing  rate (5.5% from date of  inception  until June 30, 2005 and 8.00% per annum at December 31, 2005).  Interest  expense for the year ended  December 31,
2005 and for the period  January 12, 2004 (date of  inception)  to December  31,
2004 amounted to $45,273 and $11,716,  respectively,  and was deemed contributed capital to the Litigation Trust.

NOTE 4 -  TRUST DEFICIENCY

On January 12, 2004,  22,702,896 units of beneficial interest were issued to the
Litigation  Trust's  unitholders.  From  January 12, 2004 to December  31, 2005, there were no additional units issued.

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

Second:  To reimburse  Empire Resorts up to $7,500,000 for expenses  incurred in connection  with the Litigation  prior to the formation of the Litigation  Trust and, in addition, to repay Empire Resorts any amounts outstanding under the line of credit.

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

COMPENSATION OF THE ADMINISTRATIVE TRUSTEE

The Administrative  Trustee was paid a $5,000 acceptance fee (which includes the first  month  administrative  fee)  and a  monthly  administrative  fee of $500.
Administrative  Trustee fees were $6,000 and $10,500 for the year ended December
31,  2005 and for the  period  January  12,  2006  (date of  inception)  through
December 31, 2004,  respectively.  In addition,  the  Administrative  Trustee is entitled to a custody fee on certain cash balances and marketable  securities of
..5% per annum on the first  $10,000,000  of fair  value and 3% on the excess and reimbursement  for certain  fees and  expenses.  No such  custody fees have been incurred to date.

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

NOTE 8 -  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005,  Statement of  Financial  Accounting  Standards  No. 154 ("SFAS No.
154"),  "Accounting  Changes  and Error  Corrections,  was issued to replace APB
Opinion  No.  20,  Accounting  Changes  and FASB  Statement  No. 3. SFAS No. 154
changes the  requirements  for  accounting  and reporting a change in accounting principle  and  provides  guidance on error  corrections.  SFAS No. 154 requires retrospective  application to prior period  financial  statements of a voluntary change in  accounting  principle  unless it is  impracticable  to determine  the period-specific  effects or  cumulative  effect of the change.  It also requires restatement  with respect to the  reporting of error  corrections.  SFAS No. 154 applies  to all  voluntary  changes  in  accounting  principles,  and to changes required  by an  accounting  pronouncement  in the  unusual  instance  that  the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in  accounting  principle.  SFAS No. 154 is  effective  for accounting  changes and  corrections  of errors made in fiscal  years  beginning after December 15, 2005. At this time,  adoption of SFAS No. 154 is not expected to significantly  impact the Litigation  Trust's financial  statements or future results of operations.

NOTE 9 -  SUBSEQUENT EVENTS

On March 8, 2006, the Litigation  Trust received a Summary Order from the United
States Court of Appeals for the Second Circuit with regard to the Trust's appeal in the case of Catskill  Development,  L.L.C.,  Mohawk  Management,  L.L.C., and
Monticello  Raceway  Development  Company,  L.L.C.,   Plaintiffs.   v.  Harrah's
Entertainment, Inc., Defendant.

The  unpublished  order  remands the case to the District  Court for  additional development of the record. In the appeal,  the Trust brought to the attention of the court a recent decision which measured the diversity of a limited  liability company according to the citizenship of its individual members,  rather than the state of its  organization.  If this  were  found to be a  precedent,  the Trust conceded that  diversity of citizenship  sufficient to establish  subject matter jurisdiction  in the case with  respect to Catskill  Development  LLC and Mohawk
Management  LLC would not exist.  However,  the Trust argued that this procedure has been  inconsistently  applied  and the Trust  argued  that it should  not be followed.  The Court of Appeals  has  rejected  the  Trust's  arguments  in this respect.

The Trust  also  requested  the Court to  preserve  jurisdiction  in the case by dismissing  the  non-diverse  plaintiffs and proceeding to rule on the issues on appeal as they apply to the remaining  plaintiff.  However,  the Court found the record to be  insufficient to determine the ownership of MRDC on the date of the commencement of the action. Moreover, the Court felt that additional findings of fact were  required  for the court to  determine  whether the  dismissal  of the non-diverse plaintiffs would result in prejudice to any of the parties.

In  remanding  the case,  the Court of Appeals  vacated the  original  judgment, directing  that if the District Court  determined  that MRDC was a diverse party whose jurisdiction  should be preserved,  it could consider whether to reinstate all or part of its prior judgment.  In addition,  the Court of Appeals indicated
that the trial court  should make a  determination  as to whether the  remaining plaintiff  would be a third party  beneficiary  of the  contracts  made with the non-diverse parties under New York law.

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

There were no changes or  disagreements  with our  accountants  on accounting or financial disclosure matters.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

ITEM 8B.  OTHER INFORMATION.

Not Applicable.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

TRUSTEES

Our litigation trustees and their ages are as follows:

          Name                                   Age
          ----                                   ---
          Paul A. deBary                         59
          Joseph E. Bernstein                    57

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

ITEM 10.  EXECUTIVE COMPENSATION.

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

o         Acceptance Fee...................................$5,000;

o         Monthly Administration Fee........................$ 500; and

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

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth certain  information  known to us with respect to the  beneficial  ownership of our units as of March 27, 2006, by (1) all persons who are beneficial owners of 5% or more of our units, (2) each trustee,  and (4)
all trustees as a group.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owner (1)       Units Beneficially Owned
--------------------------------------------   ---------------------------------
                                               Shares              Percentage
                                               ------              ----------
Paul A. deBary                                  178,449              *
Joseph E. Bernstein (2)                       6,430,123             28.32%
Americas Tower Partners                       6,430,123             28.32%
Avon Road Partners, LP                        1,693,702              7.46%
Robert Berman                                 2,112,973              9.31%
Directors and Officers as a Group             6,608,572             29.11%

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

(2)  Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our  principal  accountant  for the audit and review of our annual and quarterly financial statements,  respectively,  during the fiscal years ended December 31,
2004 and 2005 was Marcum & Kliegman LLP. The following table shows the fees paid or accrued by us to Marcum & Kliegman, LLP during this period:

Type of Service                     2005               2004
---------------                     ----               ----
Audit Fees (1)                    $37,500            $27,140
Audit-Related Fees (2)               --                9,683
Tax Fees (3)                         --                 --
All Other Fees (4)                   --                 --
                                 ------------------------------
   TOTAL                          $37,500            $36,823

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
The  Trustees  determined  that any  non-audit  services  provided  by  Marcum &
Kliegman LLP were  compatible  with  maintaining  the  independence  of Marcum &
Kliegman LLP.

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATSKILL LITIGATION TRUST
(Registrant)

DATE:  March 27, 2006                    By:  /s/ Joseph E. Bernstein
                                             -----------------------------------
                                             Joseph E. Bernstein
                                             Litigation Trustee

DATE:  March 27, 2006                    By: /s/ Paul A. deBary
                                             -----------------------------------
                                             Paul A. deBary
                                             Litigation Trustee