Form 10QSB
period 2006-03-31
CATSKILL LITIGATION TRUST
filed 2006-05-11
CIK 1278539

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

          For the quarterly period ended March 31, 2006

     /_/  Transition Report under Section 13 or 15(d) of the Exchange Act

          For the transition period from __________ to __________

                        Commission file number 333-112603

                            CATSKILL LITIGATION TRUST
                            -------------------------
 (Exact Name of Small Business Issuer as Specified in Its Declaration of Trust)

            DELAWARE                                     16-6547621
----------------------------------       ---------------------------------------
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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes /_/  No /X/

  As of May 11, 2006, 22,702,896 Units of beneficial interest were outstanding.

        Transitional Small Business Disclosure Format (check one): Yes No

================================================================================

                            CATSKILL LITIGATION TRUST

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page

         ITEM 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

         Condensed Balance Sheet as of March 31, 2006                      3

         Condensed Statements of Operations for the Three Months
         ended March 31, 2006 and March 31, 2005                           4

         Condensed Statements of Cash Flows for the Three Months
         ended March 31, 2006 and March 31, 2005                           5

         Notes to Condensed Financial Statements                           6-9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION                                              10-12

         ITEM 3.  CONTROLS AND PROCEDURES                                  12-13

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        14

         ITEM 6.  EXHIBITS                                                 15

SIGNATURES                                                                 15

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CATSKILL LITIGATION TRUST
                             CONDENSED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

ASSETS
   Current Assets
         Cash and Cash Equivalents                                  $   17,295
                                                                    ----------
   Total Current Assets                                                 17,295
                                                                    ----------
TOTAL ASSETS                                                        $  17,295
                                                                    ==========

LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Accrued expenses                                         $    7,500
           Accounts payable                                             53,697
           Line of credit-related party                              1,010,000
                                                                    ----------
      Total Current Liabilities                                      1,071,197
                                                                    ----------
      Trust Deficiency
           Units of Beneficial Interest: authorized 22,702,896;
           issued and outstanding 22,702,896; stated as                 79,900
      Accumulated deficit                                           (1,133,802)
                                                                    ----------
      Total Trust Deficiency                                        (1,053,902)
                                                                    ----------
TOTAL LIABILITIES AND TRUST DEFICIENCY                              $   17,295
                                                                    ==========

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                                CATSKILL LITIGATION TRUST
                            CONDENSED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                    For the              For the
                                              Three Months Ended     Three Months Ended
                                                 March 31, 2006        March 31, 2005
                                              ------------------------------------------

General and Administrative Expenses:
Litigation Trustee Fees                       $         30,000       $         30,000
Administrative Trustee Fees                              1,500                  1,500
Consulting Fees                                          1,500                  1,500
Legal Fees                                              14,368                156,250
Accounting Fees                                         12,000                 10,000
Interest                                                22,911                  6,875
Other                                                    1,830                  2,187
                                              ------------------------------------------
Total General and Administrative Expenses               84,109                208,312
Other Income                                                61                    954
Net Loss                                      $        (84,048)      $       (207,358)
                                              ==========================================
Loss per unit outstanding                     $          (0.00)      $          (0.01)
                                              ==========================================
Units outstanding                                   22,702,896             22,702,896
                                              ==========================================

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                                 CATSKILL LITIGATION TRUST
                         CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                       For the               For the
                                                                 Three Months Ended     Three Months Ended
                                                                   March 31, 2006         March 31, 2005
                                                                 -----------------------------------------
Cash flows from operating activities
Net loss                                                         $         (84,048)     $        (207,358)
   Adjustments to reconcile net loss to net cash provided by (used in) operations:
      Imputed interest expense                                              22,911                  6,875
      Accounts payable                                                      53,697                (84,122)
      Accrued  expenses                                                      7,500                 68,329
                                                                 -----------------------------------------
Net cash provided by (used in) operating activities                             60               (216,276)

Decrease (increase) in Cash and Cash Equivalents                                60               (216,276)
                                                                 -----------------------------------------
Cash and Cash Equivalents - beginning of period                             17,235                222,493
                                                                 -----------------------------------------
Cash and Cash Equivalents - end of period                        $          17,295      $           6,217
                                                                 =========================================

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                            CATSKILL LITIGATION TRUST

       Notes to Condensed Financial Statements--March 31, 2006 (Unaudited)

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
          Management,  L.L.C.,  Monticello Raceway Development  Company,  L.L.C.
          ("MRDC")  and Mohawk  Management,  L.L.C.  ("Mohawk").  On January 12,
          2004,  22,702,896  units of  beneficial  interest  were  issued to the members  and  stockholders  of those  entities.  At that time,  Empire
          Resorts,  Catskill  Development,  L.L.C.  ("Catskill"),  MRDC, Mohawk,
          Joseph E.  Bernstein,  Paul A. deBary (and  Christiana  Bank and Trust
          Company (the "Administrative Trustee") entered into the Declaration of
          Trust of  Catskill  Litigation  Trust (the  "Declaration  of  Trust").
          Messrs.  Bernstein  and  deBary  are  hereinafter  referred  to as the
          "Litigation Trustees"

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          These unaudited condensed  financial  statements have been prepared in accordance with accounting principles generally accepted in the United
          States  of  America  ("GAAP"),  and with Form  10-QSB  and Item 310 of
          Regulation  S-B of the  Securities  and  Exchange  Commission.  In the
          opinion  of  the  Litigation  Trustees,   the  accompanying  unaudited
          condensed financial  statements contain all the adjustments  necessary
          (consisting   only  of   normal   recurring   accruals)   for  a  fair
          presentation.  The interim results are not  necessarily  indicative of the  results  that  would be  expected  for the  full  year and do not contain all  information  included in the  Litigation  Trust's  annual financial statements and notes for the year ended December 31, 2005.

          Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction  with the audited  financial  statements and notes thereto included in the report on Form 10-KSB for the year ended  December 31,
          2005.

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

          As of March 31, 2006,  $1,010,000  had been drawn  against the line of credit. On April 3, 2006, an additional  $80,000 was drawn against the line of credit.

          The  Litigation  Trust  imputed  interest on the  borrowings at Empire
          Resorts'  borrowing rate (8.00% per annum at March 31, 2006). Prior to
          July 1, 2005,  Empire  Resorts'  borrowing  rate was  5.50%.  Interest expense for the three  months  ended March 31, 2006 and March 31, 2005 amounted to $22,911 and $6,875, respectively. Imputed interest expense is deemed contributed capital to the Litigation Trust.

NOTE 4 - DISTRIBUTIONS

          The  distribution of any net proceeds from  litigation  settlements or awards,  after  amounts  are  applied to cover all current or expected expenses of the Litigation Trust, is to be made at the sole discretion of the Litigation Trustees and will be distributed as follows:

          First:  To  pay  the  Litigation  Trustees  their  fees  arising  from litigation settlements or awards. (See Note 5.)

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

          COMPENSATION OF THE ADMINISTRATIVE TRUSTEE

          The Administrative Trustee is entitled to a monthly administrative fee of $500.  In  addition,  the  Administrative  Trustee is entitled to a custody fee on certain cash balances and marketable securities of 0.5%
          per  annum on the  first  $10,000,000  of fair  value  and 3.0% on the excess and reimbursement for certain fees and expenses.

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

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

          In February 2006, the Financial  Accounting  Standards  Board ("FASB")
          issued Statement of Financial Accounting Standard 155 - Accounting for
          Certain  Hybrid  Financial   Instruments   ("SFAS  No.  155"),   which
          eliminates  the  exemption  from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.  SFAS No. 155 also allows the election of fair value measurement at acquisition,  at issuance,  or when a previously  recognized  financial  instrument  is subject to  re-measurement.  Adoption is effective  for all  financial instruments acquired or issued after the beginning of the first fiscal
          year  that  begins  after  September  15,  2006.   Early  adoption  is
          permitted.  The  adoption  of SFAS No. 155 is not  expected  to have a material effect on the Litigation Trust's financial position,  results of operations or cash flows.

          In March  2006,  the FASB issued  Statement  of  Financial  Accounting
          Standard 156 - Accounting for Servicing of Financial Assets ("SFAS No.
          156"), which requires all separately  recognized  servicing assets and servicing  liabilities be initially  measured at fair value.  SFAS No.
          156  permits,  but does not require,  the  subsequent  measurement  of servicing assets and servicing  liabilities at fair value. Adoption is required  as of the  beginning  of the first  fiscal  year that begins after September 15, 2006. Early adoption is permitted. The adoption of
          SFAS  No.  156 is  not  expected  to  have a  material  effect  on the
          Litigation Trust's financial  position,  results of operations or cash flows.

NOTE   8- SUBSEQUENT EVENTS

          Following the decision of the Court of Appeals for the Second  Circuit determining that there was no jurisdiction  over two of the plaintiffs in the PPE  case and  remanding  the case to the  District  Court  for
          additional   findings  as  to  the  jurisdiction  over  the  remaining
          plaintiff  and as to the possible  third party  beneficiary  status of that  plaintiff  with respect to  contracts  entered into by the other plaintiffs,  the  District  Court held a hearing on April 30, 2006 and established a briefing schedule that calls for all briefs on the issue to be completed by the end of July, 2006. Assuming that the Court does not require  additional  briefs, a decision may be rendered in the 3rd or 4th quarter of 2006,  after which the Court of Appeals  will likely assign the PPE case to a new panel of judges. In addition to the costs and delays  associated  with the  proceedings  in the District  Court, additional  briefs and oral  arguments  may be  required in the Second
          Circuit.  It is  unlikely  that a  further  decision  by the  Court of
          Appeals will be issued prior to the first quarter of 2007.

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
Management,   L.L.C.,  and  Monticello  Raceway  Development  Company,   L.L.C.,
Plaintiffs. v. Park Place Entertainment  Corporation,  Defendant.  (Civil Action
No. 00CIV8660 (CM) (GAY)) (United States District Court Southern District of New
York)  referred to herein as the "PPE case".  This  lawsuit had  initially  been
dismissed  on  a  motion  for  summary  judgment.   However,   the  trial  court
subsequently  vacated the earlier  decision  granting  summary  judgment to Park
Place  Entertainment,  in order to consider new  evidence  and allow  additional discovery proceedings. After these proceedings were completed, the dismissal was reinstated.  An  appeal  has  been  taken  and a brief  has  been  filed  by the
Litigation  Trust.  The  respondent's  brief  was  filed on June 9, 2005 and the
Litigation Trust's reply brief was filed on July 12, 2005. Oral arguments on the appeal were heard on October 17,  2005.  On March 8, 2006,  the Court of Appeals
for the Second  Circuit  vacated the judgment in the case.  It  determined  that there was no  jurisdiction  over two of the plaintiff's in the case and remanded it to the District Court for additional findings as to the jurisdiction over the remaining  plaintiff and as to the possible  third party  beneficiary  status of that plaintiff with respect to contracts  entered into by the other  plaintiffs.
The District  court held a hearing on April 30, 2006 and  established a briefing schedule  that calls for all briefs on the issue to be  completed  by the end of
July. Assuming that the court does not require additional briefs, a decision may be rendered in the 3rd or 4th quarter of 2006,  after which the Court of Appeals will  assign  the case to a new  panel of  judges.  Additional  briefs  and oral arguments may be required.  It is unlikely that a decision on the appeal will be issued prior to the first quarter of 2007.

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
Administrative expenses are currently estimated to be approximately $200,000 per year,  comprised  of the fees of the  litigation  and  administrative  trustees, auditors  and  accountants  and other  support  services.  Legal  fees and other expenses  involved in our  litigation  claims are impossible to predict with any degree of accuracy.  No assurance can be given that the amounts  available to us for the payment of such expenses  under our line of credit will be sufficient to carry  our  litigation  claims  through  to  a  successful  conclusion  or  that alternative funds will be available for such purpose.

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
However,  these contingent fees do not relate to the additional matters relating to jurisdiction  that arose subsequent to the initial briefing of the case. As a result,  we currently  expect  significant  additional  expenses  related to the appeal.  We do not expect the additional  expenses  related to a trial (which is itself dependent on the outcome of the appeal) until at least the second quarter of 2007.

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

RESULTS OF OPERATIONS

For the three months  ended March 31, 2006,  we reported a net loss of $ 84,048.
Included in these net losses are legal fees of $14,368,  administrative expenses of $46,830 and imputed  interest of $22,911,  offset by dividend  income of $61, but no proceeds from any litigation.  For the three months ended March 31, 2005, we reported a net loss of $207,358.  Included in this net loss are legal fees of
$156,250,  administrative  expenses of $45,187  and imputed  interest of $6,875, offset by dividend income of $954, but no proceeds from any litigation.

The  decrease in legal fees  reflects the reduced  activity  between the date of oral arguments and decision of the Court of Appeals for the Second Circuit.  The
results for the first  quarter of 2005  reflect  the  increased  legal  expenses relating  to the  preparation  of briefs for the appeal.  On March 8, 2006,  the
Court of Appeals for the Second  Circuit  vacated the  judgment in the case.  It determined that there was no jurisdiction over two of the plaintiff's in the PPE case and remanded it to the  District  Court for  additional  findings as to the jurisdiction  over the remaining  plaintiff  and as to the possible  third party beneficiary  status of that plaintiff with respect to contracts  entered into by the other  plaintiffs.  This will  increase  the expense  involved and result in additional delay in prosecuting the Litigation Trust's claims.

Administrative  expenses,  excluding legal fees, increased slightly in the first quarter  of 2006 as  compared  with the first  quarter  of 2005 due to  expenses associated  with  the  implementation  of a web  site  for  the  benefit  of our unit-holders and an increase of $2,000 in accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

         Empire Resorts has provided us with an irrevocable line of credit of up to  $2,500,000  to provide  funds to pay any and all of our  expenses  permitted under the  Declaration  of Trust.  Although  no  interest  is payable on amounts advanced under our line of credit., the Litigation Trust imputes interest on the borrowings at Empire  Resorts  borrowing  rate (8% per annum at March 31, 2006).
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

         Empire  Resorts had operating  revenue of  approximately  $9.7, $45 and
$86.8  million for the fiscal years ended  December 31, 2003,  2004 and 2005 and sustained net operating losses of  approximately  $6.5, $12.7 and $18.5 million,
respectively,   during  such  periods.  Although  Empire  Resorts  significantly increased its level of operations  during 2005, it has yet to  demonstrate  that such  operations  can be profitable.  Therefore,  there can be no assurance that
Empire Resorts will have the ability to meet its  obligations  under our line of credit.

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

PART  II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are a statutory  trust created under Delaware law. Our formation was a condition to the  consolidation  of Empire  Resorts with MRMI,  MCM, MRDC, and
Mohawk. Also, as a condition to that consolidation,  each of Catskill,  MRDC and
Mohawk,  agreed to  assign to us all of their  claims  under or  related  to the alienation and frustration of their  agreements and business  relations with the
St. Regis Mohawk Tribe. That assignment included rights to any proceeds from any settlement or award that may arise from any  litigation  relating to that claim.
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
We made the Court of Appeals aware of this circumstance. If the Court determines that the federal courts lack  jurisdiction  over these  plaintiffs,  they may be required to pursue their claims in the New York courts.  This could increase the expense  involved,  and result in additional delay, in prosecuting their claims.
The  respondent's  brief was filed on June 9,  2005 and the  Litigation  Trust's reply brief was filed on July 12, 2005.  Oral arguments on the appeal were heard on October 17, 2005. At that time,  one member of the panel  questioned  whether there were factual issues that needed to be determined before the jurisdictional issues could be resolved.  On March 8, 2006,  the  Litigation  Trust  received a
Summary  Order from the United  States  Court of Appeals for the Second  Circuit
with  regard  to  the  Litigation   Trust's  appeal  in  the  case  of  Catskill
Development,   L.L.C.,   Mohawk  Management,   L.L.C.,  and  Monticello  Raceway
Development  Company,  L.L.C.,  Plaintiffs.  v.  Harrah's  Entertainment,  Inc.,
Defendant.

         The  unpublished  order  remands  the case to the  District  Court  for additional  development  of the record.  In the  appeal,  the  Litigation  Trust brought to the  attention  of the court a recent  decision  which  measured  the diversity of a limited  liability  company  according to the  citizenship of its individual  members,  rather  than the state of its  organization.  If this were found to be a  precedent,  the  Litigation  Trust  conceded  that  diversity  of citizenship sufficient to establish subject matter jurisdiction in the case with respect to Catskill and Mohawk would not exist.  However,  the Litigation  Trust argued that this procedure has been inconsistently  applied and therefore should not be  followed.  The Court of Appeals  has  rejected  the  Litigation  Trust's arguments in this respect.

         The Litigation Trust also requested the Court to preserve  jurisdiction in the case by dismissing the  non-diverse  plaintiffs and proceeding to rule on the  issues on appeal as they apply to the  remaining  plaintiff.  However,  the
Court found the record to be  insufficient to determine the ownership of MRDC on the date of the  commencement  of the  action.  Moreover,  the  Court  felt that additional findings of fact were required for the court to determine whether the dismissal of the non-diverse  plaintiffs would result in prejudice to any of the parties.

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

                               CATSKILL LITIGATION TRUST
                               (Registrant)

DATE:  May 11, 2006            By: /s/ Joseph E. Bernstein
                                  -----------------------------------
                                  Joseph E. Bernstein
                                  Litigation Trustee

DATE:  May 11, 2006           By: /s/ Paul A. deBary
                                  ------------------------------------
                                  Paul A. deBary
                                  Litigation Trustee