Form 10QSB
period 2006-06-30
CATSKILL LITIGATION TRUST
filed 2006-08-11
CIK 1278539

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

                For the quarterly period ended June 30, 2006

         / /    Transition Report under Section 13 or 15(d) of the Exchange Act

                For the transition period from __________ to __________

                        Commission file number 333-112603

                            CATSKILL LITIGATION TRUST
                            -------------------------
 (Exact Name of Small Business Issuer as Specified in Its Declaration of Trust)

              Delaware                                   16-6547621
-------------------------------------       ------------------------------------
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
Yes / /   No /X/

 As of August 10, 2006, 22,702,896 Units of beneficial interest were outstanding.

 Transitional Small Business Disclosure Format (check one):   Yes / /   No /X/

================================================================================

                                             CATSKILL LITIGATION TRUST

                                                    FORM 10-QSB

                                                       INDEX

PART I - FINANCIAL INFORMATION                                                                              Page

         ITEM 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

         Condensed Balance Sheet as of June 30, 2006                                                        3

         Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2006
         and June 30, 2005                                                                                  4

         Condensed Statements of Cash Flows for the Six Months Ended June 30, 2006
         and June 30, 2005                                                                                  5

         Notes to Condensed Financial Statements                                                            6-8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION                                                                               9-12

         ITEM 3.  CONTROLS AND PROCEDURES                                                                   12

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                                         13-14

         ITEM 6.  EXHIBITS                                                                                  14

SIGNATURES                                                                                                  15

CERTIFICATIONS                                                                                              16-19

                                                         2

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CATSKILL LITIGATION TRUST
                             CONDENSED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

ASSETS
   Current Assets
         Cash and Cash Equivalents                                  $     9,060
                                                                    -----------
   Total Current Assets                                                   9,060
                                                                    -----------
TOTAL ASSETS                                                        $     9,060
                                                                    ===========

LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Accounts Payable                                         $   134,246
           Line of credit-related party                               1,090,000
                                                                    -----------
      Total Current Liabilities                                       1,224,246
      Trust Deficiency
           Units of Beneficial Interest: authorized 22,702,896;
           issued and outstanding 22,702,896, stated as                  99,336
      Accumulated deficit                                            (1,314,522)
                                                                    -----------
      Total Trust Deficiency                                         (1,215,186)
                                                                    -----------
TOTAL LIABILITIES AND TRUST DEFICIENCY                              $     9,060
                                                                    ===========

         The accompanying notes are an integral part of these condensed financial statements.

                                                    CATSKILL LITIGATION TRUST
                                               CONDENSED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                      For the             For the             For the             For the
                                                 Three Months Ended  Three Months Ended   Six Months Ended    Six Months Ended
                                                   June 30, 2006       June 30, 2005       June 30, 2006       June 30, 2005
                                                 ------------------  ------------------   ----------------    ----------------
General and Administrative Expenses:
Litigation Trustee Fees                            $     30,000        $     30,000        $     60,000        $     60,000
Administrative Trustee Fees                               1,500               1,500               3,000               3,000
Consulting Fees                                           1,500               1,500               3,000               3,000
Legal Fees                                              120,400             120,122             134,768             276,372
Accounting Fees                                           7,000              14,750              19,000              24,750
Interest Expense                                         19,436               7,998              42,347              14,873
Other                                                     1,344               1,555               3,174               3,742
                                                   ------------        ------------        ------------        ------------
Total General and Administrative Expenses               181,180             177,425             265,289             385,737
Other Income                                                460                 428                 521               1,382
                                                   ------------        ------------        ------------        ------------
Net Loss                                           $   (180,720)       $   (176,997)       $   (264,768)       $   (384,355)
                                                   ============        ============        ============        ============
Loss per unit outstanding                          $      (0.01)       $      (0.01)       $      (0.01)       $      (0.02)
                                                   ============        ============        ============        ============
Units outstanding                                    22,702,896          22,702,896          22,702,896          22,702,896
                                                   ============        ============        ============        ============

                      The accompanying notes are an integral part of these condensed financial statements.

                                                               4

                                              CATSKILL LITIGATION TRUST
                                          CONDENSED STATEMENT OF CASH FLOWS
                                                     (Unaudited)

                                                                                      For the           For the
                                                                                  Six Months Ended  Six Months Ended
                                                                                    June 30, 2006     June 30, 2005
                                                                                  ----------------  ----------------
Cash flows from operating activities
Net loss                                                                             $(264,768)        $(384,355)
   Adjustments to reconcile net loss to net cash used in operating activities:

      Imputed interest expense                                                          42,347            14,873
      Changes in operating assets and liabilities
      Accounts payable                                                                 134,246               614
      Accrued expenses                                                                    --              45,245
                                                                                     ---------         ---------
Net cash used in operating activities                                                  (88,175)         (323,623)

Cash flow from financing activities
      Increase in line of credit-related party                                          80,000           150,000
                                                                                     ---------         ---------

Decrease in Cash and Cash Equivalents                                                   (8,175)         (173,623)

                                                                                     ---------         ---------
Cash and Cash Equivalents - beginning of period                                         17,235           222,493
                                                                                     ---------         ---------
Cash and Cash Equivalents - end of period                                            $   9,060         $  48,870
                                                                                     =========         =========

                 The accompanying notes are an integral part of these condensed financial statements.

                                                          5

                            CATSKILL LITIGATION TRUST

       Notes to Condensed Financial Statements--June 30, 2006 (Unaudited)

NOTE 1 - THE TRUST

             The Catskill  Litigation  Trust is a Delaware  statutory trust (the
             "Litigation  Trust")  formed  by  Empire  Resorts,   Inc.  ("Empire
             Resorts"),  Catskill Development,  L.L.C.  ("Catskill")  Monticello
             Raceway Management,  Inc., ("MRMI"),  Monticello Casino Management,
             L.L.C., Monticello Raceway Development Company, L.L.C. ("MRDC") and
             Mohawk  Management,   L.L.C.  ("Mohawk").   On  January  12,  2004,
             22,702,896 units of beneficial  interest were issued to the members and stockholders of those entities.  At that time,  Empire Resorts,
             Catskill,  MRDC,  Mohawk,  Joseph E. Bernstein,  Paul A. deBary and
             Christiana  Bank and Trust Company (the  "Administrative  Trustee")
             entered into the Declaration of Trust of Catskill  Litigation Trust
             (the  "Declaration  of Trust").  Messrs.  Bernstein  and deBary are
             hereinafter referred to as the "Litigation Trustees"

             In the Declaration of Trust, Catskill,  MRDC and Mohawk assigned to the  Litigation  Trust all of their  claims under or related to the
             alienation  and  frustration  of  their   agreements  and  business
             relations  with the St.  Regis Mohawk Tribe and their rights to any judgment or settlement that may arise from any litigation  relating to two litigations: Catskill Development, L.L.C., Mohawk Management
             L.L.C.   and  Monticello   Raceway   Development   Company  L.L.C.,
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

             As of June 30, 2006,  $1,090,000 had been drawn against the line of credit.  On July 5, 2006, an additional  $150,000 was drawn against the line of credit.

             The Litigation  Trust imputed  interest on the borrowings at Empire
             Resorts'  borrowing rate (8.00% per annum at June 30, 2006).  Prior to July 1, 2005, Empire Resorts' borrowing rate was 5.50%. Interest expense  for the six months  ended June 30,  2006 and June 30, 2005 amounted to $42,347 and  $14,873,  respectively.  Imputed  interest expense is deemed contributed capital to the Litigation Trust.

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

GENERAL

         We are a statutory  trust created under Delaware law. Our formation was a condition to the merger of Empire Resorts, Inc. ("Empire Resorts"), Monticello
Raceway  Management,  Inc.,  ("MRMI"),   Monticello  Casino  Management,  L.L.C.
("MCM"),  Monticello Raceway  Development  Company,  L.L.C.  ("MRDC") and Mohawk
Management,  L.L.C.  ("Mohawk").  Also as a condition  to that  merger,  each of
Catskill Development, L.L.C. ("Catskill"), MRDC, and Mohawk, agreed to assign to us all of their claims under or related to the  alienation  and  frustration  of their  agreements and business  relations with the St. Regis Mohawk Tribe.  That assignment included rights to any proceeds from any settlement or award that may arise from any litigation  relating to that claim.  We currently  maintain a web site  at  WWW.CATSKILLTRUST.COM  to  facilitate  communications  and  provide  a convenient  source of more detailed  information for our  unit-holders and other interested parties.

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
Management,   L.L.C.,  and  Monticello  Raceway  Development  Company,   L.L.C.,
Plaintiffs. v. Park Place Entertainment  Corporation,  Defendant.  (Civil Action
No. 00CIV8660 (CM) (GAY)) (United States District Court Southern District of New
York)  referred to herein as the "PPE case".  This  lawsuit had  initially  been
dismissed  on  a  motion  for  summary  judgment.   However,   the  trial  court
subsequently  vacated the earlier  decision  granting  summary  judgment to Park
Place  Entertainment,  in order to consider new  evidence  and allow  additional discovery proceedings. After these proceedings were completed, the dismissal was reinstated.  An  appeal  has  been  taken  and a brief  has  been  filed  by the
Litigation  Trust.  The  respondent's  brief  was  filed on June 9, 2005 and the
Litigation Trust's reply brief was filed on July 12, 2005. Oral arguments on the appeal were heard on October 17,  2005.  On March 8, 2006,  the Court of Appeals
for the Second  Circuit  vacated the judgment in the case.  It  determined  that there was no jurisdiction over two of the plaintiffs in the case and remanded it to the District Court for additional findings as to the jurisdiction over the remaining  plaintiff and as to the possible  third party  beneficiary  status of that plaintiff with respect to contracts entered into by the other plaintiffs.

         The  District  Court  held a hearing  on April 30,  2006 and  requested briefs on the third party beneficiary  issue,  which were completed and filed by the end of July. In addition, the parties entered into a stipulation agreeing to request dismissal of the non-diverse  plaintiffs without prejudice and providing for the Litigation  Trustees,  as diverse parties succeeding to the interests of the  non-diverse  plaintiffs,  to  file a new  complaint,  following  which  the
District  Court entered a decision  dismissing  the two  non-diverse  plaintiffs without prejudice. In accordance with the stipulations,  after the filing of the new  complaint,  the parties  will move to  consolidate  the new action with the existing action.  The Litigation Trust has agreed that in any such  consolidated lawsuit,  the District  Court's prior  decisions and orders will be binding upon them in such suit to the same extent as the dismissed  plaintiffs,  i.e. subject to their right to appeal any judgment  based upon such  decisions  and orders to the  United  States  Court of  Appeals  for the  Second  Circuit.  We expect the
District  Court to  re-enter a judgment  against  the  plaintiff's  and render a decision on the third party beneficiary issue.  Assuming that the court does not require  additional  hearings or briefs,  such a decision may be rendered in the
3rd or 4th  quarter of 2006,  after  which the Court of Appeals  will assign the case to a new panel of  judges.  Additional  briefs  and oral  arguments  may be required.  It is unlikely  that a decision on the appeal will be issued prior to the first quarter of 2007.

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
Administrative expenses,  exclusive of imputed interest, are currently estimated to be approximately  $200,000 per year,  comprised of the fees of the litigation
and  administrative  trustees,   auditors  and  accountants  and  other  support
services.  Legal fees and other  expenses  involved in pursuing  our  litigation claims are  impossible to predict with any degree of accuracy.  No assurance can be given that the amounts available to us for the payment of such expenses under our line of credit will be sufficient to carry our litigation  claims through to a successful  conclusion  or that  alternative  funds will be available for such purpose.

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
However,  these contingent fees do not relate to the additional matters relating to jurisdiction  that arose subsequent to the initial briefing of the case. As a result,  we currently  expect  significant  additional  expenses  related to the appeal. We do not expect additional expenses related to a trial (which is itself dependent  on the  outcome of the appeal)  until at least the second  quarter of
2007.

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

RESULTS OF OPERATIONS

For the three months  ended June 30,  2006,  we reported a net loss of $180,720.
Included in these net losses are legal fees of $120,400, administrative expenses of $41,344 and imputed  interest of $19,436,  offset by dividend income of $460, but no proceeds from any  litigation.  For the three months ended June 30, 2005, we reported a net loss of $176,997.  Included in this net loss are legal fees of
$120,122,  administrative  expenses of $49,305  and imputed  interest of $7,998, offset by dividend income of $428, but no proceeds from any litigation.

For the six months  ended June 30,  2006,  we  reported a net loss of  $264,768.
Included in these net losses are legal fees of $134,768, administrative expenses of $88,174 and imputed  interest of $42,347,  offset by dividend income of $521, but no proceeds from any litigation.  For the six months ended June 30, 2005, we reported  a net loss of  $384,355.  Included  in this net loss are legal fees of
$276,372,  administrative  expenses of $94,492 and imputed  interest of $14,873, offset by dividend income of $1,382, but no proceeds from any litigation.

The  expenditures  for legal fees in the first two quarters of 2006, as compared with the comparable period for 2005,  reflect the level of activity necessary to make  submissions  to the  District  Court in response  to the issues  raised on remand as compared with the preparation of briefs for submission to the Court of
Appeals  for the  Second  Circuit  first half of 2005.  However,  the delays and additional submissions resulting from the remand have significantly added to the cost of the litigation.

Administrative  expenses,  excluding legal fees, increased slightly in the first two  quarters  of 2006 as  compared  with the first two  quarters of 2005 due to expenses associated with the implementation of a web site for the benefit of our unit-holders  and  increased  accounting  fees.  Imputed  interest  expense  has increased significantly due the additional withdrawals on the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

         Empire Resorts has provided us with an irrevocable line of credit of up to  $2,500,000  to provide  funds to pay any and all of our  expenses  permitted under the  Declaration  of Trust.  Although  no  interest  is payable on amounts advanced under our line of credit,  the Litigation Trust imputes interest on the borrowings  at Empire  Resorts  borrowing  rate (8% per annum at June 30, 2006).
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

         Empire  Resorts had operating  revenue of  approximately  $9.7, $45 and
$86.8  million for the fiscal  years ended  December  31,  2003,  2004 and 2005, respectively,  and sustained net operating losses of  approximately  $6.5, $12.7 and $18.5 million,  respectively,  during such periods.  Although Empire Resorts significantly  increased  its level of  operations  during  2005,  it has yet to demonstrate that such operations can be profitable.  Therefore,  there can be no assurance  that Empire  Resorts  will have the  ability to meet its  obligations under our line of credit.

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
Development  Company,  L.L.C.,  Plaintiffs.  v.  Harrah's  Entertainment,  Inc.,
Defendant.

         The  unpublished  order  remanded  the case to the  District  Court for additional  development  of the record.  In the  appeal,  the  Litigation  Trust brought to the  attention  of the court a recent  decision  which  measured  the diversity of a limited  liability  company  according to the  citizenship of its individual members, rather than the state of its organization.  If this decision were found to be a precedent,  the  Litigation  Trust conceded that diversity of citizenship sufficient to establish subject matter jurisdiction in the case with respect to Catskill and Mohawk would not exist.  However,  the Litigation  Trust argued that this decision has been  inconsistently  applied and therefore should not be  followed.  The Court of Appeals  has  rejected  the  Litigation  Trust's arguments in this respect.

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

         The  District  Court  held a hearing  on April 30,  2006 and  requested briefs on the third party beneficiary  issue,  which were completed and filed by the end of July. In addition, the parties entered into a stipulation agreeing to request dismissal of the non-diverse  plaintiffs without prejudice and providing for the Litigation  Trustees,  as diverse parties succeeding to the interests of the  non-diverse  plaintiffs,  to  file a new  complaint,  following  which  the
District  Court entered a decision  dismissing  the two  non-diverse  plaintiffs without prejudice. In accordance with the stipulations,  after the filing of the new  complaint,  the parties  will move to  consolidate  the new action with the existing action.  The Litigation Trust has agreed that in any such  consolidated lawsuit,  the District  Court's prior  decisions and orders will be binding upon them in such suit to the same extent as the dismissed  plaintiffs,  i.e. subject to their right to appeal any judgment  based upon such  decisions  and orders to the  United  States  Court of  Appeals  for the  Second  Circuit.  We expect the
District  Court to  re-enter a judgment  against  the  plaintiff's  and render a decision on the third party beneficiary issue.  Assuming that the court does not require  additional  hearings or briefs,  such a decision may be rendered in the
3rd or 4th  quarter of 2006,  after  which the Court of Appeals  will assign the case to a new panel of  judges.  Additional  briefs  and oral  arguments  may be required.  It is unlikely  that a decision on the appeal will be issued prior to the first quarter of 2007.

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

                                                CATSKILL LITIGATION TRUST
                                                       (Registrant)

DATE:  August 10, 2006                          By: /s/ Joseph E. Bernstein
                                                    ----------------------------
                                                    Joseph E. Bernstein
                                                    Litigation Trustee

DATE:  August 10, 2006                          By: /s/ Paul A. deBary
                                                    ----------------------------
                                                    Paul A. deBary
                                                    Litigation Trustee

