Form 10QSB
period 2006-09-30
CATSKILL LITIGATION TRUST
filed 2006-11-13
CIK 1278539

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

       |X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

           For the quarterly period ended September 30, 2006

       | | Transition Report under Section 13 or 15(d) of the Exchange Act

           For the transition period from            to
                                          ----------    ----------

                        Commission file number 333-112603

                            CATSKILL LITIGATION TRUST
 (Exact Name of Small Business Issuer as Specified in Its Declaration of Trust)

              DELAWARE                                  16-6547621
  -------------------------------         ------------------------------------
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

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that Catskill  Litigation  Trust was required to file such reports),  and
(2) has been subject to such filing  requirements  for the past 90 days. Yes |X|
No | |

 Indicate by check mark whether the registrant is a shell company (as defined in
                 Rule 12b-2 of the Exchange Act). Yes | | No |X|

        As of November 10, 2006, 22,702,896 Units of beneficial interest were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes | | No |X|

--------------------------------------------------------------------------------

                            CATSKILL LITIGATION TRUST

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page

         ITEM 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

         Condensed Balance Sheet as of September 30, 2006                  3

         Condensed Statements of Operations for the Three Months and
         Nine Months Ended September 30, 2006 and September 30, 2005       4

         Condensed Statements of Cash Flows for the Nine Months Ended
         September 30, 2006 and September 30, 2005                         5

         Notes to Condensed Financial Statements                           6-9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION                                              10-12

         ITEM 3.  CONTROLS AND PROCEDURES                                  12

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        14-15

         ITEM 6.  EXHIBITS                                                 15

SIGNATURES                                                                 16

CERTIFICATIONS                                                             17-20

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CATSKILL LITIGATION TRUST
                             CONDENSED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

ASSETS
   Current Assets
         Cash and Cash Equivalents                                   $    38,328
                                                                     -----------
   Total Current Assets                                                   38,328
                                                                     -----------
TOTAL ASSETS                                                         $    38,328
                                                                     ===========

LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Line of credit-related party                              $ 1,365,000
                                                                     -----------
      Total Current Liabilities                                        1,365,000
      Trust Deficiency
           Units of Beneficial Interest: authorized 22,702,896;
           issued and outstanding 22,702,896, stated as                  124,052
      Accumulated deficit                                             (1,450,724)
                                                                     -----------
      Total Trust Deficiency                                          (1,326,672)
                                                                     -----------
TOTAL LIABILITIES AND TRUST DEFICIENCY                               $    38,328
                                                                     ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                                  CATSKILL LITIGATION TRUST
                                              CONDENSED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                   For the             For the              For the             For the
                                              Three Months Ended  Three Months Ended  Nine Months Ended   Nine Months Ended
                                              September 30, 2006  September 30, 2005  September 30, 2006  September 30, 2005
                                              ------------------  ------------------  ------------------  ------------------

General and Administrative Expenses:
Litigation Trustee Fees                          $     30,000        $     30,000        $     90,000        $     90,000
Administrative Trustee Fees                             1,500               1,500               4,500               4,500
Consulting Fees                                         1,500               1,500               4,500               4,500
Legal Fees                                             71,413             119,363             206,181             395,735
Accounting Fees                                         7,000               7,000              26,000              31,750
Interest Expense                                       24,716              13,689              67,063              28,562
Other                                                     815               4,654               3,989               8,396
                                                 ------------        ------------        ------------        ------------
Total General and Administrative Expenses             136,944             177,706             402,233             563,443
Other Income                                              742                 199               1,263               1,581
                                                 ------------        ------------        ------------        ------------
Net Loss                                         $   (136,202)       $   (177,507)       $   (400,970)       $   (561,862)
                                                 ============        ============        ============        ============
Loss per unit outstanding                        $      (0.01)       $      (0.01)       $      (0.02)       $      (0.02)
                                                 ============        ============        ============        ============
Units outstanding                                  22,702,896          22,702,896          22,702,896          22,702,896
                                                 ============        ============        ============        ============

                     The accompanying notes are an integral part of these condensed financial statements.

                                                              4

                                     CATSKILL LITIGATION TRUST
                                 CONDENSED STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                            For the                  For the
                                                       Nine Months Ended        Nine Months Ended
                                                       September 30, 2006       September 30, 2005
                                                       ------------------       ------------------
Cash flows from operating Activities
Net loss                                                   $(400,970)               $(561,862)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Imputed interest expense                                67,063                   28,562
   Changes in operating assets and liabilities:
      Accounts payable                                          --                    156,855
      Accrued expenses                                          --                    (31,715)
                                                           ---------                ---------
Net cash used in operating activities                       (333,907)                (408,160)

Cash flow from financing activities
      Increase in line of credit-related party               355,000                  200,000
                                                           ---------                ---------

Increase (decrease) in Cash and Cash Equivalents              21,093                 (208,160)

Cash and Cash Equivalents - beginning of period               17,235                  222,493
                                                           ---------                ---------
Cash and Cash Equivalents - end of period                  $  38,328                $  14,333
                                                           =========                =========

        The accompanying notes are an integral part of these condensed financial statements.

                                                 5

                            CATSKILL LITIGATION TRUST

     Notes to Condensed Financial Statements--September 30, 2006 (Unaudited)

NOTE 1 - THE TRUST

         The  Catskill  Litigation  Trust is a  Delaware  statutory  trust  (the
         "Litigation Trust") formed by Empire Resorts,  Inc. ("Empire Resorts"),
         Catskill   Development,   L.L.C.   ("Catskill"),   Monticello   Raceway
         Management,  Inc.,  ("MRMI"),  Monticello  Casino  Management,  L.L.C.,
         Monticello  Raceway  Development  Company,  L.L.C.  ("MRDC") and Mohawk
         Management, L.L.C. ("Mohawk"). On January 12, 2004, 22,702,896 units of beneficial  interest  were issued to the members  and  stockholders  of those entities.  At that time,  Empire Resorts,  Catskill  Development,
         L.L.C. ("Catskill"),  MRDC, Mohawk, Joseph E. Bernstein, Paul A. deBary
         and Christiana  Bank and Trust Company (the  "Administrative  Trustee")
         entered into the Declaration of Trust of Catskill Litigation Trust (the
         "Declaration of Trust").  Messrs.  Bernstein and deBary are hereinafter referred to as the "Litigation Trustees".

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

         In June  2006,  two of the  plaintiffs  in the PPE case were  dismissed without  prejudice on  jurisdictional  grounds as a result of a finding that these parties lacked diversity of citizenship. A new complaint was subsequently  filed by the  Trustees  on  behalf  of these  plaintiffs.
         Pursuant to a stipulation  entered into by all parties to the PPE case, the parties accepted all previous  determinations of the trial court as applicable to the new complaint and the case was consolidated with that of the remaining  plaintiff,  essentially  restoring the parties to the status that had existed prior to the dismissal. Accordingly, references to  the  "PPE  case"  subsequent  to  the  consolidation  refer  to the consolidated case.

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

         As of September 30, 2006, $1,365,000 had been drawn against the line of credit.

         The  Litigation  Trust  imputed  interest on the  borrowings  at Empire
         Resorts'  borrowing rate (8.00% per annum at September 30, 2006). Prior to July 1, 2005,  Empire  Resorts'  borrowing rate was 5.50%.  Interest expense for the nine months ended  September 30, 2006 and September 30,
         2005 amounted to $67,063 and $28,562,  respectively.  Imputed  interest expense is deemed contributed capital to the Litigation Trust.

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

         In  September   2006,  the  FASB  issued  SFAS  No.  157,  "FAIR  VALUE
         MEASUREMENTS"  ("SFAS No.  157").  This  Statement  defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements  that  require  or permit  fair value  measurements  and accordingly, does not require any new fair value measurements. SFAS No.
         157 is  effective  for  financial  statements  issued for fiscal  years beginning  after November 15, 2007. The Litigation  Trust is evaluating whether  the  adoption  of SFAS No.  157 will  have any  impact  on its results of operations and financial condition.

NOTE 8 - SUBSEQUENT EVENTS

         On October 11, 2006, following the filing of a new complaint in the PPE case by the Litigation  Trustees on behalf of two of the plaintiffs who had been dismissed, the District Court consolidated the new action with the existing  action.  An amended answer to the new complaint was filed on  November 2, 2006.  The effect of these  actions has been to fulfill the  technical  requirements  necessary  to restore the PPE case to the status it was in prior to the  dismissal of the two  plaintiffs,  whose claims will now be represented by the Litigation Trustees.

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

      Our  litigation  claims arise from the efforts of each of Catskill,  MRDC, and  Mohawk  to  develop  with the St.  Regis  Mohawk  Tribe a gaming  casino in
Monticello,  New York. The plaintiffs spent several years and substantial  funds to develop and obtain  required  approvals  for the casino.  Subsequently,  Park
Place  Entertainment  Corporation,  the world's  largest gaming  corporation and
Atlantic City's largest casino operator, entered into an agreement providing for the St.  Regis  Mohawk  Tribe to commit its future  casino  development  efforts exclusively to Park Place Entertainment  Corporation.  That agreement conflicted with the Mohawk Tribe's agreements with Catskill, MRDC and Mohawk.

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

      The District  Court held a hearing on April 30, 2006 and requested  briefs on the third party beneficiary  issue, which were completed and filed by the end of July. In addition, the parties entered into a stipulation agreeing to request dismissal of the non-diverse  plaintiffs without prejudice and providing for the
Litigation  Trustees,  as diverse  parties  succeeding  to the  interests of the non-diverse  plaintiffs,  to file a new complaint,  following which the District
Court  entered a decision  dismissing  the two  non-diverse  plaintiffs  without prejudice.  In accordance with the stipulations,  the new complaint was filed on
August 23, 2006, and the new action was consolidated with the existing action on
October 10, 2006. An amended answer responsive to the new complaint was filed by the defendant on November 2, 2006. The  Litigation  Trust has agreed that in any such consolidated  lawsuit, the District Court's prior decisions and orders will be  binding  upon  them  in  such  suit  to the  same  extent  as the  dismissed plaintiffs,  i.e.  subject to their right to appeal any judgment based upon such decisions  and  orders to the  United  States  Court of  Appeals  for the Second
Circuit.  We expect  the  District  Court to  re-enter a  judgment  against  the plaintiffs and render a decision on the third party beneficiary issue.  Assuming that the court does not require additional  hearings or briefs,  such a decision may be  rendered  in the fourth  quarter  of 2006 or the first  quarter of 2007, after which the Court of Appeals  will assign the case to a new panel of judges.
Additional  briefs and oral  arguments  may be required.  It is unlikely  that a decision  on the appeal will be issued  prior to the second or third  quarter of
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

RESULTS OF OPERATIONS

For the three  months  ended  September  30,  2006,  we  reported  a net loss of
$136,202. Included in these net losses are legal fees of $71,413, administrative expenses of $40,815 and imputed  interest of $24,716,  offset by dividend income of $742,  but no  proceeds  from any  litigation.  For the  three  months  ended
September  30, 2005,  we reported a net loss of  $177,507.  Included in this net loss are legal fees of $119,363,  administrative expenses of $44,654 and imputed interest of $13,689, offset by dividend income of $199, but no proceeds from any litigation.

For the  nine  months  ended  September  30,  2006,  we  reported  a net loss of
$400,970.   Included   in  these  net  losses   are  legal  fees  of   $206,181,
administrative  expenses of $128,989 and imputed interest of $67,063,  offset by dividend  income of $1,263,  but no proceeds from any  litigation.  For the nine months ended September 30, 2005, we reported a net loss of $561,862. Included in this net loss are legal fees of  $395,735,  administrative  expenses of $139,146 and imputed  interest of $28,562,  offset by dividend  income of $1,581,  but no proceeds from any litigation.

The expenditures for legal fees in the first three quarters of 2006, as compared with the comparable period for 2005,  reflect the level of activity necessary to make  submissions  to the  District  Court in response  to the issues  raised on remand as compared with the preparation of briefs for submission to the Court of
Appeals  for the  Second  Circuit  first half of 2005.  However,  the delays and additional submissions resulting from the remand have significantly added to the cost of the litigation.

Administrative  expenses,  excluding legal fees, decreased slightly in the first three  quarters  of 2006 as compared  with the first three  quarters of 2005 due principally to reductions in expenses  associated with accounting fees, transfer agent fees and other  administrative  expenses.  Imputed  interest  expense  has increased significantly due to the additional withdrawals on the line of credit.

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

      Empire Resorts had operating revenue of approximately  $9.7, $45 and $86.8
million  for  the  fiscal  years  ended  December  31,  2003,   2004  and  2005,
respectively,  and sustained net operating losses of  approximately  $6.5, $12.7 and $18.5 million,  respectively,  during such periods.  Although Empire Resorts significantly increased its level of operations during 2005 and 2006, it has yet to demonstrate that such operations can be profitable.  Therefore,  there can be no assurance that Empire  Resorts will have the ability to meet its  obligations under our line of credit.

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
Our  litigation  claims  arise from the  efforts of each of  Catskill,  MRDC and
Mohawk to develop with the St. Regis Mohawk Tribe a gaming casino in Monticello,
New York.  We spent several  years and  substantial  funds to develop and obtain required  approvals  for the  casino.  Subsequently,  Park  Place  Entertainment
Corporation,  the world's largest gaming corporation and Atlantic City's largest casino  operator,  entered into an agreement  providing for the St. Regis Mohawk
Tribe to commit its future casino development  efforts exclusively to Park Place
Entertainment  Corporation.  That agreement  conflicted  with the Mohawk Tribe's agreements with Catskill, MRDC and Mohawk.

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
Management,   L.L.C.,  and  Monticello  Raceway  Development  Company,   L.L.C.,
Plaintiffs. v. Park Place Entertainment  Corporation,  Defendant.  (Civil Action
No. 00CIV8660  (CM)(GAY)) (United States District Court Southern District of New
York).  This  lawsuit  had  initially  been  dismissed  on a motion for  summary judgment. However, the trial court vacated the earlier decision granting summary judgment to Park Place  Entertainment,  in order to allow  consideration  of new evidence and additional  discovery  proceedings.  Following  those  proceedings, judgment in favor of the defendant was reinstated.  An appeal has been taken and briefs  have been  filed by the  Litigation  Trust.  In  preparing  the brief on appeal,  our counsel became aware of a case that was decided  shortly before the plaintiffs  brought  the  original  complaint.  The  effect of this case is that jurisdiction may not be found to exist for two of the three plaintiff  entities.
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

      The District  Court held a hearing on April 30, 2006 and requested  briefs on the third party beneficiary  issue, which were completed and filed by the end of July. In addition, the parties entered into a stipulation agreeing to request dismissal of the non-diverse  plaintiffs without prejudice and providing for the
Litigation  Trustees,  as diverse  parties  succeeding  to the  interests of the non-diverse  plaintiffs,  to file a new complaint,  following which the District
Court  entered a decision  dismissing  the two  non-diverse  plaintiffs  without prejudice.  In accordance with the stipulations,  the new complaint was filed in
July, 2006 and the new action was  consolidated  with the existing  action.  The
Litigation Trust has agreed that in any such consolidated  lawsuit, the District
Court's prior decisions and orders will be binding upon them in such suit to the same extent as the dismissed  plaintiffs,  i.e. subject to their right to appeal any judgment  based upon such decisions and orders to the United States Court of
Appeals  for the Second  Circuit.  We expect the  District  Court to  re-enter a judgment  against  the  plaintiffs  and  render a  decision  on the third  party beneficiary issue.  Assuming that the court does not require additional hearings or briefs,  such a decision  may be  rendered  in the fourth  quarter of 2006 or first quarter of 2007,  after which the Court of Appeals will assign the case to a new panel of judges.  Additional briefs and oral arguments may be required. It is unlikely  that a decision on the appeal will be issued prior to the second or third quarter of 2007.

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

                                            CATSKILL LITIGATION TRUST
                                            (Registrant)

DATE:  November 10, 2006                    By: /s/ Joseph E. Bernstein
                                                --------------------------------
                                                Joseph E. Bernstein
                                                Litigation Trustee

DATE:  November 10, 2006                    By: /s/ Paul A. deBary
                                                --------------------------------
                                                Paul A. deBary
                                                Litigation Trustee

