Form 10KSB
period 2006-12-31
CATSKILL LITIGATION TRUST
filed 2007-04-02
CIK 1278539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
------------------------------------------- ------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer Identification
      incorporation or organization)                       Number)

c/o Christiana Bank & Trust Company, 1314
    King Street, Wilmington, Delaware                       19801
------------------------------------------- ------------------------------------
 (Address of principal executive offices)                (Zip Code)

ISSUER'S TELEPHONE NUMBER: (302) 888-7400

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER 12(G) OF THE EXCHANGE ACT: NONE

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

      The issuer had no revenue during the fiscal year ended December 31, 2006.

      The  aggregate  market  value  of  the  issuer's  common  equity  held  by non-affiliates, as of April 2, 2007 was $0.

      As of April 2, 2007,  there were 21,912,869  shares of the issuer's common equity outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I
Item 1.    Description of Business                                            1
Item 2.    Description of Property                                            7
Item 3.    Legal Proceedings                                                  8
Item 4.    Submission of Matters to a Vote of Security Holders                8

Part II                                                                       9
Item 5.    Market for Common Equity and Related Stockholder Matters and       9
           Small Business Issuer Purchases of Equity Securities
Item 6.    Management's Discussion and Analysis or Plan of Operation          9
Item 7.    Financial Statements                                              12
Item 8.    Changes in and Disagreements with Accountants on Accounting and   23
           Financial Disclosure
Item 8A.   Controls and Procedures                                           23
Item 8B.   Other Information                                                 23

Part III
Item 9.    Directors, Executive Officers, Promoters, Control Persons and     23
           Corporate Governance; Compliance With Section 16(a) of the
           Exchange Act
Item 10.   Executive Compensation                                            24
Item 11.   Security Ownership of Certain Beneficial Owners and Management    25
           and Related Stockholder Matters
Item 12.   Certain Relationships and Related Transactions and Director       26
           Independence
Item 13.   Exhibits                                                          26
Item 14.   Principal Accountant Fees and Services                            27

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

The claims,  held by various parties involved in the  consolidation,  related to the alleged  alienation  and  frustration  of certain  agreements  and  business
relations  with  the  St.  Regis  Mohawk  Tribe  by  Park  Place   Entertainment
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
Plaintiffs. v. Park Place Entertainment  Corporation,  Defendant.  (Civil Action
No. 00CIV8660  (CM)(GAY)) (United States District Court Southern District Of New
York) (the "PPE Case"),  (2) a lawsuit entitled  Catskill  Development,  L.L.C.,
Mohawk Management,  L.L.C., and Monticello Raceway Development Company,  L.L.C.,
Plaintiffs.  v. Gary Melius,  Ivan Kaufman,  Walter Horn,  President  R.C. - St.
Regis Management Company,  et al, Defendants.  (Index No. 891/03) (Supreme Court
of the State of New York County of Sullivan) (the "Melius Kaufman & Horn Case"),
and (3) any future  litigation  against the St. Regis Mohawk Tribe in connection with the  breach of the  Tribe's  agreements  with any one or more of them.  Our purpose is to prosecute  these claims through the recovery of any settlements or final judgments  thereof and distribute the net amount of any such recoveries to our  beneficiaries.  Toward  that end,  we have  retained  several  law firms to prosecute the claims.

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
As of December  31,  2006,  and April 2, 2007,  we had  $985,000  and  $735,000,
respectively, available under this line of credit.

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
The Bureau of Indian Affairs then spent 3 1/2 years reviewing and processing the application, finally approving it on April 6, 2000 and simultaneously requesting that the New York State Governor concur.

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

THE PPE  CASE.  In  response  to these  events,  each of  Catskill  Development,
Monticello  Raceway  Development  and Mohawk  Management  brought the litigation against Park Place  Entertainment  Corporation,  asserting claims under New York law for intentional  interference  with  contractual  relations and interference with business  relations.  The trial court subsequently  dismissed the claim for intentional  interference  with  contractual  relations  on the grounds that the contracts  were subject to certain  approvals  and  therefore  not effective and granted Park Place Entertainment  Corporation's motion for summary judgment with respect to the  interference  with business  relations  complaint on the grounds that  insufficient  evidence of causation or wrongful conduct had been produced, effectively  dismissing the entire case.  While the plaintiffs were preparing an appeal,  additional evidence in the form of certain audio tapes were discovered.
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

On March 8, 2006, the Litigation  Trust received a Summary Order from the United
States  Court of  Appeals  for the Second  Circuit  with  regard to the  Trust's appeal.  The  unpublished  order  remands  the case to the  District  Court  for additional  development of the record.  In the appeal,  the Trust brought to the attention  of the court a recent  decision  which  measured  the  diversity of a limited  liability  company  according  to the  citizenship  of  its  individual members,  rather than the state of its organization.  If this were found to be a precedent,  the Trust  conceded  that  diversity of  citizenship  sufficient  to establish  subject  matter  jurisdiction  in the case with  respect to  Catskill
Development and Mohawk  Management  would not exist.  However,  the Trust argued that this procedure has been inconsistently applied and the Trust argued that it should not be followed.  The Court of Appeals has rejected the Trust's arguments in this respect and also found the record to be  insufficient  to determine  the ownership of Monticello  Raceway  Development on the date of the commencement of the  action.  Moreover,  the Court felt that  additional  findings  of fact were required for the court to  determine  whether the  dismissal of the  non-diverse plaintiffs would result in prejudice to any of the parties.

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

The District Court  determined that Catskill  Development and Mohawk  Management were not diverse and dismissed them from the case. Following the dismissal,  the
Trustees  of the  Litigation  Trust  filed  a new  complaint  on  behalf  of the beneficiaries of the Trust against Harrah's Operating Company,  the successor in interest  to Park  Place  Entertainment,  Inc.  with  respect  to the  claims of
Catskill  Development  and  Mohawk  Management.  The  state  citizenship  of the
Trustees  of the Trust,  which had  received  the claims of the two  non-diverse parties by assignment, entitled them to claim jurisdiction in the federal court.
The  parties to the case had  previously  agreed  that all  parties to the newly filed case would be subject to the  decisions  made in the original  case.  This allowed  the Judge to  consolidate  the two cases and enter a decision  granting summary  judgment and  dismissing  the case in its  entirety.  This  effectively restored  the case to the  status it had been at the time the  appeal was filed, with all parties and all claims represented and all of the decisions made in the case applicable to all the parties.

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

On  November  20,  2006 the  District  Court  issued a  decision  on the  issues presented by the 2nd Circuit's remand.  The District Court again entered summary judgment against all the plaintiffs in the  consolidated  action for the reasons given in its previous decisions.  As a consequence of the consolidation process, the issue of third party  beneficiary  status becomes less important to a proper resolution of the appeal. However, as requested by the 2nd Circuit, the District
Court also addressed the question of whether Monticello Raceway Development, the one plaintiff whose claim to federal diversity jurisdiction in the original case had not been in  question,  would  be a third  party  beneficiary  of any of the contracts entered into by the other  plaintiffs.  The plaintiffs argued that all of the contracts  were clearly  interdependent  as part of an overall  structure designed to accomplish the  development and operation of the casino and that, in particular,  the Land  Purchase  Agreement  contained an express  obligation  to support the approval process for the other contracts.  However,  the Court found that the references  made in the Land Purchase  Agreement and other documents to the development  agreement between Monticello Raceway Development and the Tribal
Gaming Authority were too vague to form the basis for a third party  beneficiary claim,  particularly in light of express  language in the development  agreement that  she  believed  indicated  that  it was  intended  to  stand  on  its  own.
Accordingly,  the  District  Court  determined  that there  were no third  party beneficiary rights under the development agreement.

Following the issuance of this decision and order,  the plaintiffs  have filed a new appeal to the 2nd Circuit.  Since the  restoration  of the claims of the two non-diverse  plaintiffs to the case has resulted in all of the issues  remaining the same as on the previous  appeal,  it was anticipated by the parties that the
2nd Circuit would be able to review the original briefs in the case as they were originally  filed, and that the only additional  briefing that will be necessary would be supplemental briefs to deal with cases and other developments that have arisen since those briefs were issued.  The ultimate  decision on this  question rests with the Court,  however.  There is also no  assurance  that the  original panel that was assigned to the appeal last year will be assigned again.  Whether or not a new panel is assigned, it is likely that additional oral arguments will be heard.

THE MELIUS, KAUFMAN & HORN CASE. Separately, on April 11, 2003, each of Catskill
Development,  Monticello  Raceway  Development and Mohawk  Management  filed the litigation  against  Gary Melius,  Ivan  Kaufman and Walter  Horn,  each of whom served as an  intermediary  between the St.  Regis  Mohawk  Tribe and Park Place
Entertainment   Corporation  during  Park  Place   Entertainment   Corporation's
successful  effort  to induce  the St.  Regis  Mohawk  Tribe to  renounce  their agreements with Catskill Development,  Monticello Raceway Development and Mohawk
Management   and  commit  their  casino   efforts   exclusively  to  Park  Place
Entertainment Corporation. In this lawsuit, the plaintiffs have alleged that the
defendants   engaged  in  a  conspiracy  to  restrain  and  interfere  with  the plaintiffs'  efforts  to develop a casino in  Monticello,  New York with the St.
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

Under the applicable  statute of limitations,  the period under which any breach of contract  claim  against the St. Regis Mohawk Tribe must be filed  expired on
April 14, 2006. After considering a variety of factors, including the nature and amount of any  claims,  the forum and venue in which such claims may be brought, the potential impact of the claims on the Litigation  Trust's other  litigation, the  procedures to be followed in connection  with the claim and the cost of and expected sources of recovery in any such  proceedings,  the Litigation  Trustees determined not to proceed with any such claims.

THE JOINT ALLIANCE AGREEMENT.  On January 24, 2007, the Litigation Trust entered into an agreement  (the "Joint  Alliance  Agreement")  with the St. Regis Mohawk
Tribe and  representatives  of the litigants in a separate  lawsuit against Park
Place  Entertainment  Corporation.  That  lawsuit  pursued  claims  on behalf of enrolled  members of the St.  Regis  Mohawk Tribe that are similar to the claims that the  Litigation  Trust is  pursuing  on  behalf of its  beneficiaries.  The lawsuit resulted in a $1.787 billion  judgment against Park Place  Entertainment
Corporation,  rendered in the St. Regis  Mohawk  Tribal Court on March 20, 2001,
but an  enforcement  action by the  plaintiffs  to enforce  that  judgment  in a federal district court was subsequently  dismissed,  without  prejudice.  At the time of the enforcement  action, the validity of the Tribal Court was questioned and the matter was the subject of other judicial and administrative proceedings.

A subsequent  decision issued in one of the related court cases reviewed several determinations  of the  Department of the Interior in light of prior  litigation relating to the  governmental  organization  of the St. Regis Mohawk Tribe. As a result of its  review,  the court  vacated  certain  determinations  made by the
Department  of the Interior and ordered  review of the matters DE NOVO.  Further determinations  and  legal  proceedings  may  have  an  effect  on the  ultimate recognition of the St. Regis Mohawk Tribal Court.

As a result of the common interests of the Litigation Trust's  beneficiaries and the  class of  enrolled  tribal  members,  the  parties  to the  Joint  Alliance
Agreement have agreed to work together to merge their  respective  interests and share  in any  recoveries  of their  respective  claims.  The term of the  Joint
Alliance Agreement extends through July 30, 2007.

During the term of the Joint Alliance Agreement, the parties have agreed to work together to accomplish a merger of their respective  litigation interests in the
Litigation  Trust.  The litigants in the Tribal Court  litigation have agreed to execute and deliver appropriate  documentation providing for the transfer of all their right title and  interest in their  claims to the  Litigation  Trust.  The
Litigation  Trustees have agreed to request the consent of the  beneficiaries of the  Trust  to an  amendment  of  the  Declaration  of  Trust  establishing  the
Litigation  Trust  that  would  permit  the  prosecution  of such  claims by the
Litigation  Trust  and a  doubling  of the  authorized  ownership  units  of the
Litigation Trust. Upon the effectiveness of such amendment, the Litigation Trust will obtain  complete  ownership  rights to the claims of the tribal  litigants, including  the Tribal  Court  judgment,  and 50% of the  ownership  units of the
Litigation Trust will become  beneficially  owned by the enrolled members of the
St Regis Mohawk Tribe, as the class of plaintiffs certified by the Tribal Court.
Consummation of the merger of claims will require the consent of the unitholders of the  Litigation  Trust  pursuant to Section 9.3 of the  Litigation  Trust and satisfaction  of other  conditions.  No assurance  can be given that such merger will be completed or completed on a timely basis.

If the merger of these claims is  consummated,  the enrolled  members of the St.
Regis Mohawk Tribe, as beneficial  owners of the new units,  will be entitled to share in any future  recovery or settlement in the  litigation  currently  being prosecuted by the Litigation Trust. Similarly,  the existing unitholders will be entitled  to share in any future  recovery  or  settlement  of the claims of the tribal litigants that are granted to the Litigation Trust.

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

Notwithstanding the preceding paragraph,  no indemnification  shall apply in the case of the indemnification of (i) our litigation  trustees,  if our unitholders establish in a final judicial  determination  by clear and  convincing  evidence that damages arose as the result of acts or omissions of our litigation trustees with deliberate intent to injure our unitholders or with reckless  disregard for the best interests of our unitholders, (ii) our administrative trustee, if it is established in a final judicial  determination by clear and convincing  evidence that damages arose as a result of its gross negligence or willful misconduct, or
(iii) Empire Resorts or its successors, if it is established in a final judicial determination  by clear and  convincing  evidence  in an action  brought  by our litigation  trustees or by our  unitholders  that damages arose as the result of
Empire  Resorts' or its  successor's  material  breach of any of its obligations under our line of credit.  The termination of any action,  suit or proceeding by judgment,  order,  settlement,  conviction,  or upon a plea of no contest ("NOLO
CONTENDERE") or its equivalent,  as applicable,  shall not, of itself,  create a presumption  that (i) our litigation  trustees acted or decided with  deliberate intent  to  injure  our  unitholders  or with  reckless  disregard  for the best interests of our unitholders,  (ii) our administrative  trustee acted with gross negligence  or  willful  misconduct,  or (iii) our  litigation  trustees  or our unitholders  established by clear and convincing evidence that Empire Resorts or its  successor  materially  breached  any of its  obligations  under our line of credit.

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

Employees

As of December 31, 2006, we had no full-time employees.

Item 2.     Description of Property.

The Litigation Trust owns no real estate nor significant  physical  assets.  Its property consists entirely of intangible  property in the form of its litigation claims and its  $2,500,000  irrevocable  letter of credit from  Empire  Resorts,
Inc., of which  $1,515,000 and $1,765,000 had been drawn down as of December 31,
2006 and April 2, 2007,  respectively.  The Litigation Trust maintains  accounts with the  administrative  trustee.  One of these accounts,  the expense account, receives  and  holds  funds  pending  disbursements  for  the  expenses  of  the
Litigation  Trust. The amounts  maintained in this account on a continuous basis are not  significant.  Funds for deposit in this expense  account are  generally derived  from  draws on the  Litigation  Trust's  letter of credit  from  Empire
Resorts, Inc.

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
Entertainment  Corporation,  Defendant.  (Civil Action No. 00CIV8660  (CM)(GAY))
(United  States  District Court  Southern  District of New York).  This case was commenced on November 13, 2000, when the plaintiffs asserted claims for contract interference,  interference with business  relations and anti-trust,  and sought relief in the form of money  damamges.  Subsequently,  the anti-trust  claim was dismissed  and judgment was rendered  against the  plaintiffs  on the  remaining counts, effectively dismissing the entire case in August of 2002. The plaintiffs have appealed this judgment,  but a decision on the merits of the appeal has yet to be rendered,  due to the case being remanded to the district court on several occasions for additional development of the record on factual and jurisdictional grounds.  Briefs in this case are currently being prepared by the plaintiffs and the all briefs are expected to be completed by July of 2007, with oral arguments scheduled in the  succeeding  months.  Therefore a decision in the appeal of the
PPE case is expected to be rendered toward the end of 2007 or early in 2008.

The second lawsuit is Catskill Development,  L.L.C., Mohawk Management,  L.L.C.,
and Monticello Raceway Development  Company,  L.L.C.,  Plaintiffs.  against Gary
Melius,  Ivan  Kaufman,  Walter  Horn,  President  R.C. - St.  Regis  Management
Company,  et al,  Defendants.  (Index No. 891/03) (Supreme Court of the State of
New York County of  Sullivan).  This lawsuit was commenced on April 11, 2003, in order to avoid the  expiration of the claims due to the statute of  limitations.
It  alleged  that  the  defendants   conspired  with  Park  Place  Entertainment
Corporation in the contract and business relations interference matters that are the  subject  of the PPE case and  sought  relief in the form of money  damages.
However,  many  of  the  issues  in the  case  are  identical  to  those  in the plaintiffs' case against Park Place Entertainment Corporation.  This lawsuit has been  discontinued  under an agreement that permits it to be refiled at a future date without being barred by the statute of limitations.

On January 24,  2007,  the  Litigation  Trust  entered  into the Joint  Alliance
Agreement with the St. Regis Mohawk Tribe and  representatives  of the litigants
in  a  separate  lawsuit.   That  lawsuit  pursued  claims  against  Park  Place
Entertainment  Corporation on behalf of enrolled members of the St. Regis Mohawk
Tribe that are  similar to the claims that the  Litigation  Trust is pursuing on behalf of its  beneficiaries.  The lawsuit resulted in a $1.787 billion judgment against Park Place  Entertainment  Corporation  in the St.  Regis Mohawk  Tribal
Court,  rendered on March 20, 2001, but an enforcement  action by the plaintiffs to enforce that judgment in a federal district court was subsequently dismissed, without  prejudice.  At the time of the enforcement  action, the validity of the
Tribal Court was questioned and the matter was the subject of other judicial and administrative  proceedings.  The  Joint  Alliance  Agreement  provides  for the assignment of the claims of the tribal  members to the Trust in exchange for the issuance  of  additional  units in the  Litigation  Trust  such that the  tribal members will own 50% of the outstanding units at the time of the assignment. The consummation of this  transaction  will require approval by the Tribal Court and the unit-holders prior to July 1, 2007.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                    PART II

ITEM 5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED   STOCKHOLDER
            MATTERS and Small Business  Issuer  Purchases of Equity
            Securities.

MARKET INFORMATION

There is no  current  trading  market for our units and we do not intend to seek have our units traded on an exchange or a national market.

HOLDERS

According to Continental Stock Transfer & Trust Company,  there were 187 holders of record of our units at December  31,  2006.  Such  holders of record  include securities depositaries who hold units for more than one person.

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

PLAN OF OPERATION

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
Management,   L.L.C.,  and  Monticello  Raceway  Development  Company,   L.L.C.,
Plaintiffs. v. Park Place Entertainment  Corporation,  Defendant.  (Civil Action
No. 00CIV8660 (CM) (GAY)) (United States District Court Southern District of New
York) referred to herein as the "PPE case". A judgment against the plaintiffs in this lawsuit was  initially  entered after a motion for summary  judgment.  This judgment  was  subsequently  vacated.  Additional  evidence was entered into the record and a judgment  against the plaintiffs was re-entered.  This judgment was appealed.  On March 8, 2006, the Court of Appeals for the Second Circuit vacated the judgment in the case. It determined that there was no jurisdiction  over two of the  plaintiff's  in the case  and  remanded  it to the  District  Court  for additional  findings as to the jurisdiction over the remaining  plaintiff and as to the possible third party beneficiary status of that plaintiff with respect to contracts entered into by the other plaintiffs.  As a consequence of the remand, two of the original  plaintiffs  were  dismissed and a new action was brought on behalf of the Trustees.  Under a stipulation  between the parties,  the new case was  consolidated  with the original case and new plaintiffs  agreed to accept a judgment of the Court on the same basis as the original plaintiffs. Accordingly, an  order  of  summary  judgment  was  entered  against  the  plaintiffs  in the consolidated  case.  Jurisdiction  has been returned to the 2nd Circuit Court of
Appeals which has requested  supplemental briefs to address  developments in the law since the original briefs were filed in 2005.

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

The Joint Alliance  Agreement that the Litigation  Trust entered into on January
24, 2007, with the St. Regis Mohawk Tribe and  representatives  of the litigants in a separate  lawsuit  provides for the  assignment of the claims of the tribal members to the Trust in exchange  for the  issuance of  additional  units in the
Litigation  Trust  as  described  in  item 3  above.  The  consummation  of this transaction will require approval by the Tribal Court and the unit-holders prior to July 1, 2007

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
current budget for 2007 provides for legal expenses of  approximately  $700,000.
No assurance can be given that the appeal will be successful or that the amounts available to us for the payment of such  expenses  under our line of credit will be sufficient to carry our litigation claims through to a successful  conclusion or that  alternative  funds will be available for such purpose.  Although  funds currently  available to the Litigation Trust are deemed  sufficient to cover its operations in connection with the appeal of the PPE case, it is anticipated that the Litigation  Trust will need to raise additional funds in order to complete a trial in the PPE case and  recommence  the Melius,  Kaufman and Horn Case in the event that the appeal is successful or if the unitholders approve the assignment of the Tribal Court judgment pursuant to the Joint Alliance Agreement.

Our unit holders will only be entitled to the net proceeds  from any  settlement or award,  if any, of our  litigation  claims after the payment of our expenses, the fees of our litigation  trustees,  any amounts outstanding under our line of credit and  $7,500,000 to Empire  Resorts for  reimbursement  of prior  expenses incurred in connection with our litigation claims.

RESULTS OF OPERATIONS

For the year  ended  December  31,  2006 we  reported  a net  loss of  $503,840.
Included in this net loss are legal fees of $240,771, administrative expenses of
$170,335 and imputed  interest of $94,363,  offset by dividend income of $1,629.
For the year ended  December  31,  2005,  we  reported  a net loss of  $644,694.
Included in this net loss are legal fees of $420,204, administrative expenses of
$180,872 and imputed  interest of $45,273,  offset by dividend income of $1,655.
The  decrease in overall  legal fees in 2006  resulted  primarily  from the fact that, in 2005, the Litigation  Trust incurred fees  associated with briefing and arguing of the appeal,  while in 2006 activity has been limited  principally  to the  consideration of  jurisdictional  and third party  beneficiary issue by the

District  Court.  It is  expected  that legal fees  related to  litigation  will increase during 2007 as we address the re-briefing and arguing of the appeal. In addition, the Litigation Trust may incur substantial expenses in connection with a Joint  Alliance  Agreement  with the St. Regis Mohawk Tribe and certain tribal members pursuing a claim against PPE.

LIQUIDITY AND CAPITAL RESOURCES

Empire  Resorts  has  provided  us with an  irrevocable  line of credit of up to
$2,500,000 to provide funds to pay any and all of our expenses  permitted  under the Declaration of Trust.  No interest is payable on amounts  advanced under our line of credit and no principal has been repaid to date.  The  Litigation  Trust imputes  interest on amounts  borrowed  thereunder at Empire Resorts"  borrowing rate (5.5% from date of inception through June 30th, 2005 and 8% thereafter). As of December 31, 2006 and April 2, 2007, $1,515,000 and $1,765,000, respectively, had been drawn  down and was  outstanding  under  this line of  credit.  Amounts outstanding are to be repaid by us from proceeds received from any settlement or award in  connection  with our  litigation  claims  after  payment  of an amount necessary  to pay our  Litigation  Trustees  the fees for their  services as set forth in the  Declaration of Trust.  Repayments of such amounts may be made as a whole or in part from time to time at any time without notice.  We may re-borrow any  amounts so repaid.  Our line of credit will remain in full force and effect until our termination.

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

Empire  Resorts had no operating  revenue  during the fiscal year ended December
31, 2003 and operating  revenue of $45.0 million $86.8 million and $98.1 million for the fiscal years ended  December 31, 2004,  2005 and 2006 and  sustained net losses of  approximately  $6.5million,  $12.7  million,  $18.5  million and $7.1
million,   respectively,   during  such   periods.   Although   Empire   Resorts
significantly  increased  its level of  operations  during  2005,  it has yet to demonstrate that such operations can be profitable.  Therefore,  there can be no assurance  that Empire  Resorts  will have the  ability to meet its  obligations under our line of credit.

CRITICAL ACCOUNTING ESTIMATES

The Trustees use estimates and assumptions in preparing our financial statements in preparing our financial  statements in  accordance  with  generally  accepted accounting  principles  (United States).  These estimates and assumptions affect the  reported  amounts of assets  and  liabilities  and  reported  revenues  and expenses. The fair value of our cash and equivalents approximates their carrying value.

OFF BALANCE SHEET ARRANGEMENTS

As of April 2, 2007,  the  Litigation  Trust does not have any off balance sheet arrangements.

                                       11

ITEM 7.     FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Litigation Trustees and Unitholders of the Catskill Litigation Trust

We have audited the accompanying balance sheet of Catskill Litigation Trust (the
"Litigation  Trust") as of  December  31,  2006 and the  related  statements  of operations and cash flows for the years ended December 31, 2006 and 2005.  These
financial   statements  are  the   responsibility  of  the  Litigation   Trust's
management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Catskill Litigation Trust as of
December 31, 2006,  and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity  with  generally  accepted accounting principles (United States).

As discussed in Note 1 to the financial statements,  the Litigation Trustees, in their absolute  discretion,  are authorized to terminate the Litigation Trust at any time. As discussed in Note 2 to the financial statements,  Empire Resorts, a related party,  has provided the Litigation Trust with a line of credit of up to
$2,500,000  to pay all  expenses of the  Litigation  Trust  permitted  under the
Declaration of Trust.

/s/ Marcum & Kliegman LLP
Melville, New York
March 22, 2007

                            CATSKILL LITIGATION TRUST
                                  BALANCE SHEET
                                December 31, 2006

ASSETS
   Current Assets
         Cash and Cash Equivalents                                  $   119,953
                                                                    -----------
   Total Current Assets                                                 119,953
                                                                    -----------
TOTAL ASSETS                                                        $   119,953
                                                                    ===========

LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Accrued expenses                                         $     7,195
           Line of credit-related party                               1,515,000
                                                                    -----------
      Total Current Liabilities                                       1,522,195
      Trust Deficiency
           Units of Beneficial Interest: authorized 21,912,869;
           issued and outstanding 21,912,869, stated as                 151,352
      Accumulated deficit                                            (1,553,594)
                                                                    -----------
      Total Trust Deficiency                                         (1,402,242)
                                                                    -----------
TOTAL LIABILITIES AND TRUST DEFICIENCY                              $   119,953
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST
                            STATEMENTS OF OPERATIONS

                                                For the            For the
                                               Year Ended         Year Ended
                                            December 31, 2006  December 31, 2005
                                            -----------------  -----------------
General and Administrative Expenses:
Litigation Trustee Fees                      $    120,000      $    120,000
Administrative Trustee Fees                         6,000             6,000
Consulting Fees                                     6,000             6,000
Legal Fees                                        240,771           420,204
Accounting Fees                                    33,000            38,750
Interest Expense                                   94,363            45,273
Other                                               5,335            10,122
                                             ------------      ------------
Total General and Administrative Expenses         505,469           646,349
Dividend Income                                     1,629             1,655
                                             ------------      ------------
Net Loss                                     $   (503,840)     $   (644,694)
                                             ============      ============

Loss per unit outstanding                    $      (0.02)     $      (0.03)

Units outstanding                              21,912,869        21,912,869
                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

                            CATSKILL LITIGATION TRUST
                            STATEMENTS OF CASH FLOWS

                                                        For the            For the
                                                       Year Ended         Year Ended
                                                    December 31, 2006  December 31, 2005
                                                    -----------------  -----------------
Cash flows from operating activities
Net loss                                                $(503,840)         $(644,694)
  Adjustments  to reconcile net loss to net cash
    used in operating activities:
      Imputed interest expense                             94,363             45,273
   Changes in operating assets and liabilities:
      Accounts payable                                       --              (84,122)
      Accrued expenses                                      7,195            (31,715)
                                                        ---------          ---------
Net cash used in operating activities                    (402,282)          (715,258)

Cash flow from financing activities
      Increase in line of credit-related party            505,000            510,000
                                                        ---------          ---------

Increase (decrease) in Cash and Cash Equivalents          102,718           (205,258)

                                                        ---------          ---------
Cash and Cash Equivalents - beginning of year              17,235            222,493
                                                        ---------          ---------
Cash and Cash Equivalents - end of year                 $ 119,953          $  17,235
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
Development  Company,  L.L.C.,  Plaintiffs v. Gary Melius, Ivan Kaufman,  Walter
Horn,  President R.C. - St. Regis  Management  Company,  et al,  Defendants (the
Melius,  Kaufman  & Horne  Case,  hereinafter  collectively  with  the PPE  Case referred  to as  the  "Litigation").  If at any  time  the  Litigation  Trustees determine, in their absolute discretion, that the assets of the Litigation Trust are not  sufficient  to justify its  continuance,  the  Litigation  Trustees are authorized to terminate the Litigation Trust. In addition,  the Litigation Trust is to terminate on the date that all  litigation  has been fully  prosecuted  to final judgment or dismissal,  including all appeals,  and all  Litigation  Trust assets have been distributed to the Litigation Trust's beneficiaries.

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

NOTE 2 - MANAGEMENT'S PLANS

The PPE Case was  commenced  on  November  8, 2000 and the  plaintiffs  asserted claims for contract  interference,  interference  with  business  relations  and anti-trust,  requesting  damages  in excess  of $1  billion.  Subsequently,  the anti-trust  claim was dismissed and judgment was rendered against the plaintiffs on the remaining  counts,  effectively  dismissing  the entire case in August of
2002. The plaintiffs have appealed this judgment (the "appeal"),  but a decision on the  merits  of the  appeal  has yet to be  rendered,  due to the case  being remanded to the district court on several  occasions for additional  development of the record on factual and jurisdictional  grounds. The Melius, Kaufman & Horn
Case was commenced in 2003,  in order to avoid the  expiration of the claims due to the  statute  of  limitations.  However,  many of the  issues in the case are identical to those in the PPE Case and the parties in the Melius  Kaufman & Horn
Case have entered  into an  agreement  suspending  the  proceedings  in the case pending a resolution  of the appeal in the PPE Case.  Briefs in the PPE Case are currently  being prepared and the briefs are expected to be completed by July of
2007,  with oral  arguments  scheduled  in the  succeeding  months.  Therefore a decision in the appeal of the PPE case is expected to be rendered toward the end of 2007 or early in 2008.

On January 24, 2007, the Litigation  Trust entered into an agreement (the "Joint
Alliance  Agreement") with the St. Regis Mohawk Tribe and representatives of the litigants in a separate lawsuit.  That lawsuit pursued claims against Park Place
Entertainment  Corporation on behalf of enrolled members of the St. Regis Mohawk
Tribe that are  similar to the claims that the  Litigation  Trust is pursuing on behalf of its  beneficiaries.  The lawsuit resulted in a $1.787 billion judgment against Park Place  Entertainment  Corporation  in the St.  Regis Mohawk  Tribal
Court,  rendered on March 20, 2001, but an enforcement  action by the plaintiffs to enforce that judgment in a federal district court was subsequently dismissed, without  prejudice.  At the time of the enforcement  action, the validity of the
Tribal  Court was in question  and the matter was the subject of other  judicial and  administrative  proceedings.  The Joint Alliance Agreement provides for the assignment of the claims of the tribal  members to the Trust in exchange for the issuance  of  additional  units in the  Litigation  Trust  such that the  tribal members will own 50% of the outstanding units at the time of the assignment. The consummation of this  transaction  will require approval by the Tribal Court and the unit-holders prior to July 1, 2007.

Should the result in the appeal of the PPE Case be  successful,  the  Litigation
Trust plans to proceed to a trial and to recommence the Melius, Kaufman and Horn
Case.  Although funds  currently  available to the  Litigation  Trust are deemed sufficient  to cover its  operations  in  connection  with the appeal of the PPE case, it is anticipated  that the Litigation Trust will need to raise additional funds in order to  complete a trial in the PPE case and  recommence  the Melius,
Kaufman  and Horn Case in the event  that the  appeal  is  successful  or if the unitholders  approve the assignment of the Tribal Court judgment pursuant to the
Joint Alliance Agreement.

As  discussed  in note 4, Empire  Resorts,  a related  party,  has  provided the
Litigation  Trust with a line of credit of up to  $2,500,000 to pay all expenses of the Litigation  Trust permitted  under the declaration of trust.  The line of credit expires upon the termination of the Litigation Trust. Empire resorts is a holding company, owning all the capital stock or membership interests of certain other entities. Empire resorts is therefore dependent on these other entities to pay dividends or make  distributions in order to generate internal cash flow and to satisfy its obligations,  including its obligations under the line of credit.
There can be no  assurance,  however,  that these other  entities  will generate
enough  revenue   sufficient  for  such   purposes.   Although   Empire  Resorts
significantly  increased  its level of  operations  during  2005,  it has yet to demonstrate that such operations can be profitable.  Therefore,  there can be no assurance  that Empire  Resorts  will have the  ability to meet its  obligations under the line of credit.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

Cash and cash  equivalents  include  cash on account  and demand  deposits  with original maturities of three months or less and money market funds. From time to time,  the  Litigation  Trust  maintains  significant  cash balances that are in excess of the amounts covered by the Federal Deposit Insurance  Corporation.  As of  December  31,  2006,  the  Litigation  Trust has cash  balances in excess of federally  insured limits.  The Litigation  Trust has not incurred any losses in such  accounts  and the  Litigation  Trustees  believe it is not  exposed to any significant credit risk on cash.

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

NOTE 4 - LINE OF CREDIT-RELATED PARTY

As  discussed  in Note 2, Empire  Resorts,  a related  party,  has  provided the
Litigation  Trust with a line of credit of up to $2,500,000.  The line of credit can be used to pay all  expenses of the  Litigation  Trust  permitted  under the
Declaration  of Trust,  including but not limited to  professional  fees and the fees and expenses of the Litigation  and  Administrative  Trustees.  The line of credit is  non-interest  bearing and is to be repaid  from any amounts  received from  litigation  settlements  or awards.  The line of credit  expires  upon the termination of the Litigation Trust.

As of December 31, 2006,  $1,515,000  had been drawn against the line of credit.
On March 22, 2007, the Litigation Trust withdrew an additional $250,000 from the line of credit.

The  Litigation  Trust imputed  interest on the  borrowings  at Empire  Resorts'
borrowing  rate (5.5% from date of  inception  until June 30, 2005 and 8.00% per annum at December 31, 2006).  Interest  expense for the years ended December 31,
2006 and 2005  amounted to $94,363  and  $45,273,  respectively,  and was deemed contributed capital to the Litigation Trust.

NOTE 5 - TRUST DEFICIENCY

On January 12, 2004,  22,702,896 units of beneficial interest were issued to the
Litigation Trust's  unitholders.  Pursuant to Amendment No. 1 to the Declaration of Trust,  dated as of November 15, 2004, the number of units issued was reduced to  21,912,869.  From  January  12,  2004 to December  31,  2006,  there were no additional units issued.

The following represents a roll-forward of Trust Deficiency for the years ending
December 31, 2006 and 2005:

                                Units of Beneficial   Accumulated       Trust
                                     Interest           Deficit      Deficiency
                                   -----------       -----------    -----------
Balance - January 1, 2005          $    11,716       $  (405,060)   $  (393,344)

Imputed interest on
      Line of Credit                    45,273              --           45,273

Net Loss                                  --            (644,694)      (644,694)

                                   -----------       -----------    -----------
Balance - December 31, 2005             56,989       $(1,049,754)   $  (992,765)

Imputed interest on
      Line of Credit                    94,363              --           94,363

Net Loss                                  --            (503,840)      (503,840)

                                   -----------       -----------    -----------
Balance - December 31, 2006        $   151,352       $(1,553,594)   $(1,402,242)
                                   ===========       ===========    ===========

NOTE 6 - DISTRIBUTIONS

The  distribution  of any net proceeds from  litigation  settlements  or awards, after  amounts  are  applied to cover all  current or  expected  expenses of the
Litigation  Trust,  is to be  made  at the  sole  discretion  of the  Litigation
Trustees and will be distributed as follows:

First:  To pay to the Litigation  Trustees their fees arising from  litigation settlements or awards. (See Note 7.)

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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
Administrative Trustee fees were $6,000 for each of the years ended December 31,
2006 and 2005. In addition,  the Administrative Trustee is entitled to a custody fee on certain cash balances and  marketable  securities of .5% per annum on the first  $10,000,000  of fair  value and 3% on the excess  and  reimbursement  for certain fees and expenses. No such custody fees have been incurred to date.

EXPENSES PAID PRIOR TO THE FORMATION OF THE LITIGATION TRUST

As  discussed  in Note 6, the  Litigation  Trust is  obligated  to pay to Empire
Resorts up to $7,500,000.  This amount represents expenses incurred prior to the formation  of the  Litigation  Trust.  The  amount is  payable  solely  from the proceeds of litigation settlements or awards.

REPAYMENTS OF AMOUNTS DRAWN UNDER THE LINE OF CREDIT-RELATED PARTY

As discussed in Note 4, the expenses of the Litigation  Trust are expected to be paid from draws under the line of credit. Amounts drawn under the line of credit are to be repaid  from any  amounts  received  from  litigation  settlements  or awards.

ADDITIONAL AMOUNTS PAYABLE TO APPEALS COUNSEL

Under the terms of the Litigation Trust's  arrangement with one of the law firms handling its appeal in the PPE case,  additional fees in an aggregate amount not to exceed  $100,000 may be payable to that firm. The exact amount payable in the event of a reversal of the decision by the trial court will vary from $50,000 to
$100,000 depending on the precise nature of the outcome. No such amounts will be payable in the event of that the decision of the District Court is fully upheld.

NOTE 8 - CERTAIN RELATIONSHIPS

The Litigation  Trustees are both currently  members of Empire Resorts' Board of
Directors.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No.
48,  "Accounting  for  Uncertainty in Income Taxes - an  Interpretation  of FASB
Statement No. 109" (the  "Interpretation").  The Interpretation  establishes for all entities a minimum  threshold for  financial  statement  recognition  of the benefit  of tax  positions,  and  requires  certain  expanded  disclosures.  The
Interpretation  is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness.  The
Litigation  Trust does not expect the adoption of the  Interpretation  to have a material impact on its financial statements.

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108
("SAB  108")  which  provides  interpretive  guidance  on how the effects of the carryover  or  reversal  of prior year  misstatements  should be  considered  in quantifying a current year  misstatement.  SAB 108 is effective for fiscal years ending  on or  after  Novermber  15,  2006.  Adoption  of SAB 108 did not have a material  impact on the  Litigation  Trust's  consolidated  financial  position, results of operations or cash flows.

In February 2007, the FASB issued  Statement of Financial  Accounting  Standards
No. 159, The Fair Value Option for Financial  Assets and  Financial  Liabilities
("SFAS 159"), to permit all entities to choose to elect,  at specified  election dates, to measure eligible financial  instruments at fair value. An entity shall report  unrealized gains and losses on items for which the fair value option has been  elected in earnings  at each  subsequent  reporting  date,  and  recognize upfront  costs and fees  related to those items in earnings as incurred  and not deferred.  SFAS 159 applies to fiscal years  beginning  after November 15, 2007, with early  adoption  permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value  Measurements.  An entity is prohibited  from retrospectively  applying SFAS 159, unless it chooses early  adoption.  SFAS 159 also applies to eligible  items existing at November 15, 2007 (or early adoption date). The Litigation  Trust does not expect the adoption of the  Interpretation to have a material impact on its financial statements.

NOTE 10 - SUBSEQUENT EVENTS

As discussed in Note 2, on January 24, 2007, the  Litigation  Trust entered into an agreement (the "Joint  Alliance  Agreement")  with the St. Regis Mohawk Tribe and  representatives  of the litigants in a separate  lawsuit  against PPE. That lawsuit  pursued  claims on behalf of enrolled  members of the St.  Regis Mohawk
Tribe that are  similar to the claims that the  Litigation  Trust is pursuing on behalf of its  beneficiaries.  The lawsuit resulted in a $1.787 billion judgment against PPE,  which was  rendered in the St. Regis Mohawk  Tribal Court on March
20, 2001. An enforcement  action by the plaintiffs to enforce that judgment in a federal district court was subsequently  dismissed,  without  prejudice.  At the time of the enforcement action, the validity of the Tribal Court was in question and the matter was the subject of other judicial and administrative proceedings.

A subsequent  decision issued in one of the related court cases reviewed several determinations  of the Department of the Interior,  in light of prior litigation relating to the  governmental  organization  of the St. Regis Mohawk Tribe. As a result of its  review,  the court  vacated  certain  determinations  made by the
Department of the Interior and ordered review of the matters DE NOVO (i.e., from the beginning).  Further determinations and legal proceedings may have an effect on the ultimte recognition of the St. Regis Mohawk Tribal Court.

As a result of the common interests of the Litigation Trust's  beneficiaries and the  class of  enrolled  tribal  members,  the  parties  to the  Joint  Alliance
Agreement have agreed to work together to merge their  respective  interests and share in any  recoveries of their  respective  claims.  Additional  units of the
Litigation Trust may be issued as a result of the Joint Alliance Agreement.  The term of the Joint Alliance Agreement extends through July 30, 2007.

During the term of the Joint Alliance Agreement, the parties have agreed to work together to accomplish a merger of their respective  litigation interests in the
Litigation  Trust.  The litigants in the Tribal Court  litigation have agreed to execute and deliver appropriate  documentation providing for the transfer of all their right title and  interest in their  claims to the  Litigation  Trust.  The
Litigation  Trustees have agreed to request the consent of the  beneficiaries of the  Trust  to an  amendment  of  the  Declaration  of  Trust  establishing  the
Litigation  Trust  that  would  permit  the  prosecution  of such  claims by the
Litigation  Trust  and a  doubling  of the  authorized  ownership  units  of the
Litigation Trust. Upon the effectiveness of such amendment, the Litigation Trust will obtain  complete  ownership  rights to the claims of the tribal  litigants, including  the Tribal  Court  judgment,  and 50% of the  ownership  units of the
Litigation Trust will become  beneficially  owned by the enrolled members of the
St Regis Mohawk Tribe, as the class of plaintiffs certified by the Tribal Court.
Consummation  of  the  merger  of  claims  will  involve  an  amendment  to  the
Declaration of Trust to authorize a doubling of the number of units  outstanding and will require the consent of the unitholders of the Litigation Trust pursuant to Section 9.3 of the Litigation Trust and satisfaction of other conditions.  No assurance  can be given that such merger will be  completed  or  completed  on a timely basis.

If the merger of these claims is  consummated,  the enrolled  members of the St.
Regis Mohawk Tribe, as beneficial  owners of the new units,  will be entitled to share in any future  recovery or settlement in the  litigation  currently  being prosecuted by the Litigation Trust. Similarly,  the existing unitholders will be entitled  to share in any future  recovery  or  settlement  of the claims of the tribal litigants that are granted to the Litigation Trust.

Also on January 24,  2007,  the  Litigation  Trust  retained the services of JAF
Management,  LLC to serve as a consultant to the Trust concerning  strategic and structuring  alternatives,  capital market and industry conditions and financial valuations relating to potential  settlement  opportunities or active settlement negotiations.  The term of the consulting agreement runs through March 31, 2008.
As compensation  for the services of JAF Management,  LLC, the Litigation  Trust has agreed to pay a success fee in connection with any  out-of-court  settlement or termination arrangement with respect to any of the litigations equal to three percent  (3%)  of the  amount  by  which  the  gross  realizable  value  of such settlement or termination  arrangement  exceeds $200 million.  Any  compensation payable to the  Consultant is to be treated as an expense of the Trust and shall not be  deducted  in  determining  the value of any  settlement  or  termination arrangement.

The Litigation Trust is not engaged in settlement  negotiations  with respect to any of the claims at this time. The defendants have raised numerous  defenses to the various claims in the litigations and have pursued them vigorously resulting in dismissals or judgments in their favor.  The ability of the Litigation  Trust to  prevail  in the  various  litigations  will  depend on a number of  factors, including the ability to obtain  reversals in the appellate courts and to pursue the  litigations  successfully  in the trial  courts  notwithstanding  potential defenses to the claims and the St. Regis Mohawk Tribal Court judgment, including the alleged invalidity of the Tribal Court.

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

ITEM 8B.    OTHER INFORMATION.

Not Applicable.

                                   PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS,  CONTROL  PERSONS  AND
            CORPORATE GOVERNANCE;  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
            ACT.

TRUSTEES

Our litigation trustees and their ages are as follows:

                        Name                                      Age
                        ----                                      ---
                        Paul A. deBary                            60
                        Joseph E. Bernstein                       58

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
New  Neighborhoods,  Inc.  Mr.  deBary also serves on the Board of Ethics of the
Town of Greenwich, Connecticut.

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

CODE OF ETHICS

Due to the fact that it has no full time employees and its  Litigation  Trustees have fiduciary responsibilities,, the Litigation Trust has not enacted a code of ethics.

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

o     Acceptance Fee..................................$5,000;

o     Monthly Administration Fee......................$500; and

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

ITEM 11.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS

The following table sets forth certain  information  known to us with respect to the  beneficial  ownership of our units as of April 2, 2007,  by (1) all persons who are beneficial owners of 5% or more of our units, (2) each trustee,  and (4)
all trustees as a group.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owner (1)      Units Beneficially Owned
----------------------------------------    -------------------------------
                                             Shares              Percentage
                                            ---------            ----------
Paul A. deBary                                178,449                *
Joseph E. Bernstein (2)                     6,430,123              28.32%
Americas Tower Partners                     6,430,123              28.32%
Avon Road Partners, LP                      1,693,702               7.46%
Robert Berman                               2,112,973               9.31%
All Trustees as a Group                     6,608,572              29.11%

------------
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

ITEM 12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS  AND
            DIRECTOR INDEPENDENCE

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

10.2  Joint Alliance Agreement, dated January 24, 2007, by and among the
Catskill Litigation Trust, the St. Regis Mohawk Tribe, et al. (2)

10.3  Consulting Agreement, dated January 24, 2007, by and among the Catskill
Litigation Trust and JAF Management, LLC. (2)

31.1  Section 302 Certification of Principal Executive Officer. (3)

31.2  Section 302 Certification of Principal Financial Officer. (3)

32.1  Section 906 Certification of Principal Executive Officer. (3)

32.2  Section 906 Certification of Principal Financial Officer. (3)

------------

(1)   Incorporated by reference to the Catskill Litigation Trust's  Registration
      Statement on Form S-1 filed with the Securities and Exchange Commission on
      February 9, 2004.

(2)   Incorporated  by  reference  to the Catskill  Litigation  Trust's  Current
      Report on Form 8-K filed with the  Securities  and Exchange  Commission on
      January 26, 2007.

(3)   Filed herewith.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our principal  accountant  for the audit and reviews of our annual and quarterly financial statements,  respectively,  during the fiscal years ended December 31,
2006 and 2005 was Marcum & Kliegman LLP. The following table shows the fees paid or accrued by us to Marcum & Kliegman, LLP during this period:

            Type of Service           2006              2005
            ---------------           ----              ----
      Audit Fees (1)                $33,000           $37,500
      Audit-Related Fees (2)           --                --
      Tax Fees (3)                     --                --
      All Other Fees (4)               --                --
                                    -------           -------
         TOTAL                      $33,000           $37,500

(1)   Comprised of the audit of our annual  financial  statements and reviews of our quarterly  financial  statements and consents  issued in  registration statements.

(2)   There were no services rendered by our principal  accountant in connection
      with  capital  raising  efforts,  or  consultations   regarding  financial
      accounting and reporting.

(3)   There were no services for tax  compliance,  tax return  preparation,  tax advice, or tax planning rendered by our principal accountant.

(4)   There  were no fees  related  to other  filings  with the  Securities  and
      Exchange   Commission,   including  consents,   billed  by  our  principal
      accountant.

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

CATSKILL LITIGATION TRUST
(Registrant)

DATE:  April 2, 2007    By: /s/ Joseph E. Bernstein
                            ------------------------------------
                            Joseph E. Bernstein
                            Litigation Trustee

DATE: April 2, 2007     By: /s/ Paul A. deBary
                            ------------------------------------
                            Paul A. deBary
                            Litigation Trustee

