Form 10QSB
period 2007-03-31
CATSKILL LITIGATION TRUST
filed 2007-05-15
CIK 1278539

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

           For the quarterly period ended March 31, 2007

     | |   Transition Report under Section 13 or 15(d) of the Exchange Act

           For the transition period from            to
                                          ----------    ----------

                        Commission file number 333-112603

                            CATSKILL LITIGATION TRUST
                            -------------------------
 (Exact Name of Small Business Issuer as Specified in Its Declaration of Trust)

              DELAWARE                                 16-6547621
-------------------------------------    ---------------------------------------
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

  As of May 14, 2007, 21,912,869 Units of beneficial interest were outstanding.

  Transitional Small Business Disclosure Format (check one): Yes | |   No |X|

================================================================================

                            CATSKILL LITIGATION TRUST

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page

      ITEM 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

      Condensed Balance Sheet as of March 31, 2007                          3

      Condensed Statements of Operations for the Three Months Ended
      March 31, 2007 and March 31, 2006                                     4

      Condensed Statements of Cash Flows for the Three Months Ended
      March 31, 2007 and March 31, 2006                                     5

      Notes to Condensed Financial Statements                               6-10

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
      OR PLAN OF OPERATION                                                 11-15

      ITEM 3.  CONTROLS AND PROCEDURES                                     15

PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                           16-18

      ITEM 6.  EXHIBITS                                                    18

SIGNATURES                                                                 18

CERTIFICATIONS                                                             18-22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CATSKILL LITIGATION TRUST
                             CONDENSED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)

ASSETS
   Current Assets
         Cash and Cash Equivalents                                  $   220,371
                                                                    -----------
   Total Current Assets                                                 220,371
                                                                    -----------
TOTAL ASSETS                                                        $   220,371
                                                                    ===========

LIABILITIES AND TRUST DEFICIENCY
      Current Liabilities
           Accrued expenses                                         $   186,079
           Line of credit-related party                               1,765,000
                                                                    -----------
      Total Current Liabilities                                       1,951,079
                                                                    -----------

      Trust Deficiency
           Units of Beneficial Interest: authorized 21,912,869;
           issued and outstanding 21,912,869, stated as                 182,552
      Accumulated deficit                                            (1,913,260)
                                                                    -----------
      Total Trust Deficiency                                         (1,730,708)
                                                                    -----------
TOTAL LIABILITIES AND TRUST DEFICIENCY                              $   220,371
                                                                    ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               CATSKILL LITIGATION TRUST
                          CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                    For the                 For the
                                               Three Months Ended     Three Months Ended
                                                 March 31, 2007         March 31, 2006
                                               ------------------     ------------------

General and Administrative Expenses:
Litigation Trustee Fees                           $     30,000           $     30,000
Administrative Trustee Fees                              1,500                  1,500
Consulting Fees                                          2,400                  1,500
Legal Fees                                             278,872                 14,368
Accounting Fees                                         12,000                 12,000
Interest Expense                                        31,200                 22,911
Other                                                    4,972                  1,830
                                                  ------------           ------------
Total General and Administrative Expenses              360,944                 84,109
Dividend Income                                          1,278                     61
                                                  ------------           ------------
Net Loss                                          $   (359,666)          $    (84,048)
                                                  ============           ============

Loss per unit outstanding                         $      (0.02)          $      (0.00)

Units outstanding                                   21,912,869             21,912,869
                                                  ============           ============

                  The accompanying notes are an integral part of these
                             condensed financial statements.

                                           4

                                     CATSKILL LITIGATION TRUST
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                   For the               For the
                                                             Three Months Ended     Three Months Ended
                                                               March 31, 2007         March 31, 2006
                                                             ------------------     ------------------

Cash flows from operating activities
Net loss                                                         $(359,666)              $ (84,048)
   Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
      Imputed interest expense                                      31,200                  22,911
   Changes in operating assets and liabilities:
      Accounts payable                                                --                    53,697
      Accrued expenses                                             178,884                   7,500
                                                                 ---------               ---------
Net cash (used in) provided by operating activities               (149,582)                     60

Cash flow from financing activities
      Increase in line of credit-related party                     250,000                    --
                                                                 ---------               ---------

Increase in Cash and Cash Equivalents                              100,418                      60

Cash and Cash Equivalents - beginning of period                    119,953                  17,235
                                                                 ---------               ---------
Cash and Cash Equivalents - end of period                        $ 220,371               $  17,295
                                                                 =========               =========

                  The accompanying notes are an integral part of these
                            condensed financial statements.

                                                 5

                            CATSKILL LITIGATION TRUST

      Notes to Condensed Financial Statements--March 31, 2007 (Unaudited)

NOTE 1 - THE TRUST AND MANAGEMENT'S PLANS

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
         Regis Mohawk  Tribe that are similar to the claims that the  Litigation
         Trust is  pursuing on behalf of its  beneficiaries.  As a result of the common interests of the Litigation Trust's  beneficiaries and the class of enrolled tribal members, the parties to the Joint Alliance Agreement have agreed to work  together to merge their  respective  interests and share in any recoveries of their respective claims. Additional units of the Litigation  Trust will be issued if a merger is  consummated  under the Joint  Alliance  Agreement.  Subject to any  extension of the Joint
         Alliance Agreement,  such a merger must be consummated prior to the end of the term of the Joint Alliance Agreement, which extends through July
         30, 2007.

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

         Litigation   Trust  to  an  amendment  of  the   Declaration  of  Trust
         establishing  the Litigation Trust that would permit the prosecution of such claims by the  Litigation  Trust and a doubling of the  authorized ownership units of the Litigation Trust. Upon the effectiveness of such amendment,  the Litigation Trust will obtain complete  ownership rights to the  claims of the tribal  litigants,  including  the  Tribal  Court judgment,  and 50% of the ownership units of the Litigation  Trust will become  beneficially  owned by the  enrolled  members of the St.  Regis
         Mohawk Tribe, as the class of plaintiffs certified by the Tribal Court.
         Consummation  of the merger of claims will  involve an amendment to the
         Declaration  of Trust to  authorize  an increase in the number of units outstanding  and will  require  the consent of the  unitholders  of the
         Litigation  Trust pursuant to the Declaration of Trust and satisfaction of  other  conditions,  including  approval  of the  Tribal  Court.  No assurance  can be given that such merger will be completed or completed on a timely basis.

         If the merger of these claims is consummated,  the enrolled  members of the St. Regis Mohawk Tribe, as beneficial owners of the new units, will be entitled to share  equally in any future  recovery or  settlement in the litigation  currently  being  prosecuted by the  Litigation  Trust.
         Similarly,  the existing  unitholders  will be entitled to share in any future  recovery or  settlement  of the claims of the tribal  litigants that are granted to the Litigation Trust.

         As discussed in Note 3, Empire Resorts,  a related party,  has provided the  Litigation  Trust with a line of credit of up to $2,500,000 to pay all expenses of the Litigation Trust permitted under the Declaration of
         Trust.  The  line  of  credit  expires  upon  the  termination  of  the
         Litigation Trust.  Empire Resorts is a holding company,  owning all the capital stock or membership interests of certain other entities. Empire
         Resorts is therefore dependent on these other entities to pay dividends or make  distributions  in order to generate  internal cash flow and to satisfy its  obligations,  including its obligations  under the line of credit. There can be no assurance,  however,  that these other entities will generate  enough revenue  sufficient  for such purposes.  Although
         Empire  Resorts  significantly  increased  its level of  operations  in recent years,  it has yet to  demonstrate  that such  operations can be profitable.  Therefore,  there can be no assurance  that Empire Resorts will have the ability to meet its obligations under the line of credit.

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

NOTE  2  -  BASIS  OF   PRESENTATION   AND  SUMMARY  OF  SIGNIFICANT   ACCOUNTING
         POLICIES

         BASIS OF PRESENTATION

         These unaudited  condensed  financial  statements have been prepared in accordance with accounting  principles generally accepted in the United
         States  of  America  ("GAAP"),  and with  Form  10-QSB  and Item 310 of
         Regulation S-B of the Securities and Exchange  Commission  (the "SEC").
         In the opinion of the Litigation Trustees,  the accompanying  unaudited condensed  financial  statements contain all the adjustments  necessary
         (consisting only of normal recurring accruals) for a fair presentation.
         The interim results are not necessarily  indicative of the results that would be expected for the full year and do not contain all  information included in the  Litigation  Trust's  annual  financial  statements and notes for the year ended December 31, 2006.

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
         2006.

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

NOTE 3 - LINE OF CREDIT-RELATED PARTY

         As discussed in Note 1, Empire Resorts,  a related party,  has provided the  Litigation  Trust with a line of credit of up to  $2,500,000.  The line of credit can be used to pay all expenses of the Litigation  Trust permitted under the Declaration of Trust,  including but not limited to professional  fees and the  fees and  expenses  of the  Litigation  and
         Administrative Trustees. The line of credit is non-interest bearing and is to be repaid from any amounts  received from litigation  settlements or  awards.  The line of credit  expires  upon the  termination  of the
         Litigation Trust.

         As of March 31,  2007,  $1,765,000  had been drawn  against the line of credit.

         The  Litigation  Trust  imputed  interest on the  borrowings  at Empire
         Resorts'  borrowing rate (8.00% per annum at March 31, 2007).  Interest expense  for the three  months  ended March 31, 2007 and March 31, 2006 amounted to $31,200 and $22,911, respectively. Imputed interest expense is deemed contributed capital to the Litigation Trust.

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

         CONTINGENT FEE PAYABLE TO CONSULTANT

         On January 24, 2007, the Litigation  Trust retained the services of JAF
         Management,  LLC  ("JAF") to serve as a  consultant  to the  Litigation
         Trust concerning strategic and structuring alternatives, capital market and industry conditions and financial  valuations relating to potential settlement opportunities or active settlement negotiations. The term of the consulting agreement expires on March 31, 2008. As compensation for the services of JAF, the  Litigation  Trust has agreed to pay a success fee in  connection  with any  out-of-court  settlement  or  termination arrangement  with  respect  to any of the  litigations  equal  to three percent (3%) of the amount by which the gross  realizable value of such
         settlement  or  termination   arrangement  exceeds  $200  million.  Any
         compensation  payable  to JAF is to be  treated  as an  expense  of the
         Litigation  Trust and shall not be deducted in determining the value of any settlement or termination arrangement.

NOTE 6 - CERTAIN RELATIONSHIPS

         The Litigation  Trustees are both currently  members of Empire Resorts'
         Board of Directors.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

         In  June  2006,  the  Financial   Accounting   Standards  Board  issued
         Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
         Interpretation of FASB Statement No. 109" (the  "Interpretation").  The
         Interpretation  establishes  for all entities a minimum  threshold  for financial  statement  recognition of the benefit of tax positions,  and requires certain expanded disclosures.  The Interpretation is effective for fiscal  years  beginning  after  December  31,  2006,  and is to be applied  to all open tax  years  as of the date of  effectiveness.  The adoption of the  Interpretation  did not have a material  impact on the financial statements of the Litigation Trust.

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
         157 is  effective  for  financial  statements  issued for fiscal  years beginning after November 15, 2007. The Litigation Trust does not expect the  adoption  of SFAS No.  157 to have an  impact  on the  results  of operations and financial condition of the Litigation Trust.

         In  September  2006,  the  staff  of the SEC  issued  Staff  Accounting
         Bulletin No. 108 ("SAB 108") which  provides  interpretive  guidance on
         how  the   effects  of  the   carryover   or  reversal  of  prior  year
         misstatements  should be  considered  in  quantifying  a  current  year misstatement.  SAB 108 is effective for fiscal years ending on or after
         November 15, 2006.  Adoption of SAB 108 did not have a material  impact on the Litigation Trust's consolidated  financial position,  results of operations or cash flows.

         In February  2007,  the FASB issued  Statement of Financial  Accounting
         Standards  No.  159,  The Fair Value  Option for  Financial  Assets and
         Financial Liabilities ("SFAS 159"), to permit all entities to choose to elect,  at specified  election  dates,  to measure  eligible  financial instruments at fair value. An entity shall report  unrealized gains and losses on items for which the fair  value  option  has been  elected in earnings at each subsequent reporting date, and recognize upfront costs and  fees  related  to those  items in  earnings  as  incurred  and not deferred. SFAS 159 applies to fiscal years beginning after November 15,
         2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early  adoption.  SFAS 159 also applies to eligible  items  existing at
         November 15, 2007 (or early  adoption  date).  The adoption of the SFAS
         159 did not have a material  impact on the financial  statements of the
         Litigation Trust.

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
The first lawsuit is Catskill Development,  L.L.C.,  Mohawk Management,  L.L.C.,
and Monticello  Raceway  Development  Company,  L.L.C.,  Plaintiffs v.Park Place
Entertainment  Corporation,  Defendant.  (Civil Action No. 00CIV8660 (CM) (GAY))
(United States District Court Southern  District of New York) referred to herein as the "PPE case."  This lawsuit had  initially  been  dismissed on a motion for summary  judgment.  However,  the trial court  subsequently  vacated the earlier decision  granting  summary  judgment to Park Place  Entertainment,  in order to consider new evidence and allow additional  discovery  proceedings.  After these proceedings  were completed,  the dismissal was  reinstated.  An appeal has been taken and a brief has been filed by the Litigation Trust. The respondent's brief was filed on June 9, 2005 and the  Litigation  Trust's  reply brief was filed on
July 12, 2005.  Oral  arguments on the appeal were heard on October 17, 2005. On
March 8, 2006, the Court of Appeals for the Second Circuit  vacated the judgment in the  case.  It  determined  that  there was no  jurisdiction  over two of the plaintiffs  in the case and  remanded it to the  District  Court for  additional findings  as to the  jurisdiction  over the  remaining  plaintiff  and as to the possible  third  party  beneficiary  status of that  plaintiff  with  respect to contracts entered into by the other plaintiffs.

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

      The administration of our Litigation Trust will involve the authentication and payment of fees and  expenses for legal and related  services in  connection with  our  litigation  claims,  reporting  and  regulatory  compliance  and  the maintenance of litigation,  financial and  unit-holder  records.  Administrative expenses,  exclusive of imputed interest and legal fees, are currently estimated to be approximately  $200,000 per year,  comprised of the fees of the litigation
and  administrative  trustees,   auditors  and  accountants  and  other  support
services.  Legal fees and other  expenses  involved in pursuing  our  litigation claims are  impossible to predict with any degree of accuracy.  No assurance can be given that the amounts available to us for the payment of such expenses under our line of credit will be sufficient to carry our litigation  claims through to a successful  conclusion  or that  alternative  funds will be available for such purpose.

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
The  lawsuit  resulted  in a $1.787  billion  judgment  against  PPE,  which was rendered in the St. Regis Mohawk Tribal Court (the "Tribal  Court") on March 20,
2001.  An  enforcement  action by the  plaintiffs  to enforce that judgment in a federal district court was subsequently  dismissed,  without  prejudice.  At the time of the enforcement action, the validity of the Tribal Court was in question and the matter was the subject of other judicial and administrative proceedings.

      A subsequent  decision  issued in one of the related court cases  reviewed several  determinations  of the  Department of the  Interior,  in light of prior litigation  relating to the  governmental  organization  of the St. Regis Mohawk
Tribe. As a result of its review, the court vacated certain  determinations made by the  Department  of the Interior  and ordered  review of the matters de novo,
(i.e. from the beginning). Further determinations and legal proceedings may have an effect on the  ultimate  recognition  of the validity of the St. Regis Mohawk
Tribal Court by the federal courts.

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

Trust.  The  Litigation  Trustees  have  agreed to  request  the  consent of the beneficiaries  of the  Litigation  Trust to an amendment of the  Declaration  of
Trust  establishing  the Litigation  Trust that would permit the  prosecution of such claims by the Litigation  Trust and a doubling of the authorized  ownership units of the Litigation  Trust.  Upon the  effectiveness of such amendment,  the
Litigation  Trust will  obtain  complete  ownership  rights to the claims of the tribal litigants,  including the Tribal Court judgment, and 50% of the ownership units of the  Litigation  Trust will become  beneficially  owned by the enrolled members of the St. Regis Mohawk Tribe,  as the class of plaintiffs  certified by the Tribal Court. Consummation of the merger of claims will involve an amendment to the  Declaration  of Trust to  authorize  an  increase in the number of units outstanding  and will require the consent of the  unitholders  of the Litigation
Trust  pursuant to Section  9.3 of the  Declaration  of Trust of the  Litigation
Trust and satisfaction of other conditions,  including Tribal Court approval. No assurance  can be given that such merger will be  completed  or  completed  on a timely basis.

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

RESULTS OF OPERATIONS

For the three months  ended March 31, 2007,  we reported a net loss of $359,666.
Included  in net loss are legal fees of  $278,872,  administrative  expenses  of
$50,872 and imputed  interest of $31,200,  offset by dividend  income of $1,278.
For the three months  ended March 31,  2006,  we reported a net loss of $84,048.
Included in this net loss are legal fees of $14,368,  administrative expenses of
$46,830 and imputed interest of $22,911, offset by dividend income of $61.

The  expenditures  for legal fees in the first quarter of 2007, as compared with the comparable period for 2006,  reflect the level of activity necessary to make submissions  of briefs for  submission  to the Court of  Appeals  for the Second
Circuit as well as the increase in activities  resulting from the Joint Alliance
Agreement.  Administrative expenses, excluding legal fees, also increased in the first  quarter  of  2007,  as  compared  with the  first  quarter  of 2006,  due principally to expenses associated with the implementation of the Joint Alliance
Agreement.  Imputed  interest  expense has  increased  significantly  due to the additional withdrawals on the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

      Empire Resorts has provided us with an irrevocable line of credit of up to
$2,500,000 to provide funds to pay any and all of our expenses  permitted  under the  Declaration of Trust.  Although no interest is payable on amounts  advanced under  our  line  of  credit,  the  Litigation  Trust  imputes  interest  on the borrowings at Empire Resorts borrowing rate (8% per annum at March 31, 2007). As of March 31, 2007, $1,765,000 had been drawn down and was outstanding under this line of credit. Amounts outstanding under our line of credit are to be repaid by us from proceeds  received from any  settlement or award in connection  with our litigation  claims after  payment of an amount  necessary to pay our  Litigation

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

      Empire  Resorts  had no  operating  revenue  during the fiscal  year ended
December 31, 2003 and  operating  revenue of $45.0  million,  $86.8  million and
$98.1  million for the fiscal years ended  December 31, 2004,  2005 and 2006 and sustained net losses of approximately $6.5 million, $12.7 million, $18.5 million and $7.1 million,  respectively,  during such periods.  Although  Empire Resorts significantly increased its level of operations during 2005 and 2006, it has yet to demonstrate that such operations can be profitable.  Therefore,  there can be no assurance that Empire  Resorts will have the ability to meet its  obligations under our line of credit.

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

OFF BALANCE SHEET ARRANGEMENTS

As of May 14, 2007,  the  Litigation  Trust does not have any off balance  sheet arrangements.

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

PART  II -OTHER INFORMATION

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

      The Joint Alliance  Agreement  that the  Litigation  Trust entered into on
January 24, 2007,  with the St. Regis  Mohawk Tribe and  representatives  of the litigants in a separate lawsuit provides for the assignment of the claims of the tribal members to the Trust in exchange for the issuance of additional  units in the Litigation Trust as described in item 2 above.  Unless the term of the Joint
Alliance  Agreement is  extended,  the  consummation  of this  transaction  will require approval by the Tribal Court and the unit-holders prior to July 30, 2007

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

                                    CATSKILL LITIGATION TRUST
                                    (Registrant)

Date:  May 14, 2007                 By: /s/ Joseph E. Bernstein
                                        ----------------------------------------
                                        Joseph E. Bernstein
                                        Litigation Trustee

Date:  May 14, 2007                 By: /s/ Paul A. deBary
                                        ----------------------------------------
                                        Paul A. deBary
                                        Litigation Trustee

