Form 10QSB
period 2007-06-30
CATSKILL LITIGATION TRUST
filed 2007-08-20
CIK 1278539

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

     |_|   For the quarterly period ended June 30, 2007

           Transition Report under Section 13 or 15(d) of the Exchange Act

           For the transition period from __________ to __________

                         Commission file number 333-112603

                             CATSKILL LITIGATION TRUST
   (Exact Name of Small Business Issuer as Specified in Its Declaration of Trust)

              DELAWARE                                 16-6547621
-------------------------------------    -----------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                        C/O CHRISTIANA BANK & TRUST COMPANY
                                  1314 King Street
                             Wilmington, Delaware 19801
----------------------------------------------------------------------------------
                      (Address of Principal Executive Offices)

                                   (302) 888-7400
----------------------------------------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

----------------------------------------------------------------------------------
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

Indicate by check mark  whether the  registrant  is a shell  company (as defined in
Rule 12b-2 of the Exchange Act). Yes |_|  No |X|

  As of August 20, 2007, 43,825,738 Units of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

==================================================================================

                            CATSKILL LITIGATION TRUST

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                                Page

      ITEM 1. CONDENSED FINANCIAL STATEMENTS (unaudited)

      Condensed Balance Sheet as of June 30, 2007                                     3

      Condensed Statements of Operations for the Three and Six Months Ended
        June 30, 2007 and June 30, 2006                                               4

      Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007
        and June 30, 2006                                                             5

      Notes to Condensed Financial Statements                                         6-11

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
      OR PLAN OF OPERATION                                                            12-17

      ITEM 3.  CONTROLS AND PROCEDURES                                                17

PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                                      18-20

      ITEM 6.  EXHIBITS                                                               20

SIGNATURES                                                                            20

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            CATSKILL LITIGATION TRUST
                             CONDENSED BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

ASSETS
   Current Assets
         Cash and Cash Equivalents                                 $    413,491
                                                                   ------------
   Total Current Assets                                                 413,491

    Intangible Assets, net                                           17,493,774
                                                                   ------------
TOTAL ASSETS                                                       $ 17,907,265
                                                                   ============

LIABILITIES AND TRUST EQUITY
      Current Liabilities
           Accrued expenses                                        $     93,914
           Accounts payable                                             327,941
           Line of credit-related party                               2,145,000
                                                                   ------------
      Total Liabilities                                               2,566,855
                                                                   ------------

      Trust Equity
           Units of Beneficial Interest: 43,825,738
           authorized, issued and outstanding, stated as             17,748,204
      Accumulated deficit                                            (2,407,794)
                                                                   ------------
      Total Trust Equity                                             15,340,409
                                                                   ------------
TOTAL LIABILITIES AND TRUST EQUITY                                 $ 17,907,265
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
                                                      STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                For the             For the           For the           For the
                                                          Three Months Ended  Three Months Ended Six Months Ended   Six Months Ended
                                                             June 30, 2007      June 30, 2006      June 30, 2007      June 30, 2006
                                                          --------------------------------------------------------------------------
General and Administrative Expenses:

Litigation Trustee Fees                                       $     30,000       $     30,000       $     60,000       $     60,000
Administrative Trustee Fees                                          1,500              1,500              3,000              3,000
Consulting Fees                                                      4,767              1,500              7,167              3,000
Legal Fees                                                         361,854            120,400            640,726            134,768
Accounting Fees                                                      9,750              7,000             21,750             19,000
Interest Expense                                                    35,356             19,436             66,556             42,347
Amortization of Intangible Assets                                   36,521               --               36,521               --
Other                                                               17,360              1,344             22,332              3,174
                                                              ------------       ------------       ------------       ------------
Total General and Administrative Expenses                          497,108            181,180            858,052            265,289
Dividend Income                                                      2,575                460              3,854                521
                                                              ------------       ------------       ------------       ------------
Net Loss                                                      $   (494,533)      $   (180,720)      $   (854,198)      $   (264,768)
                                                              ============       ============       ============       ============

Loss per unit outstanding                                     $      (0.02)      $      (0.01)      $      (0.04)      $      (0.01)
                                                              ============       ============       ============       ============

Weighted Average Number of Units Outstanding                    23,860,680         21,912,869         22,886,774         21,912,869

                        The accompanying notes are an integral part of these condensed financial statements.

                                                                 4

                                                 CATSKILL LITIGATION TRUST
                                                  STATEMENT OF CASH FLOWS
                                                        (Unaudited)

                                                                                              For the           For the
                                                                                         Six Months Ended  Six Months Ended
                                                                                           June 30, 2007     June 30, 2006
                                                                                            ------------      ------------
Cash flow from operating activities
Net loss                                                                                    $   (817,677)     $   (264,768)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Imputed interest expense                                                                    66,556            42,347
  Changes in operating assets and liabilites:
      Accounts payable                                                                           327,941           134,246
      Accrued expenses                                                                            86,718               --
                                                                                            ------------      ------------
Net cash used in operating activities                                                           (336,462)          (88,175)

Cash flow from financing activities
      Increase in line of credit-related party                                                   630,000            80,000
                                                                                            ------------      ------------
Increase (decrease) in Cash and Cash Equivalents                                                 293,538            (8,175)

                                                                                            ------------      ------------
Cash and Cash Equivalents - beginning of period                                                  119,953            17,235
                                                                                            ------------      ------------
Cash and Cash Equivalents - end of period                                                   $    413,491      $      9,060
                                                                                            ============      ============
Non cash investing and financing activities
       Intangible Assets Acquired in exchange for issuance
       of units of beneficial interest                                                        17,530,295               --

                    The accompanying notes are an integral part of these condensed financial statements.

                                                             5

                            CATSKILL LITIGATION TRUST

       Notes to Condensed Financial Statements--June 30, 2007 (Unaudited)

NOTE 1 - THE TRUST AND MANAGEMENT'S PLANS AND LIQUIDITY

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
         Development Company,  L.L.C.,  Plaintiffs v. Gary Melius, Ivan Kaufman,
         Walter Horn,  President  R.C. - St. Regis  Management  Company,  et al,
         Defendants  (the  "President RC Case").  If at any time the  Litigation
         Trustees determine,  in their absolute  discretion,  that the assets of the Litigation Trust are not sufficient to justify its continuance, the
         Litigation  Trustees are authorized to terminate the Litigation  Trust.
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

         On January 24, 2007,  the  Litigation  Trust  entered into an agreement
         (the  "Joint  Alliance  Agreement")  with the St.  Regis  Mohawk  Tribe providing for the assignment to the Litigation  Trust of certain claims of Tribal  members  against  Park Place  Entertainment,  Inc. and Clive
         Cummis,  former General Counsel of Park Place  Entertainment,  Inc. The
         Joint Alliance  Agreement  provided that the claims were to be assigned in exchange for a  certificate  evidencing  the ownership by the Tribal members of 21,912,869 Units in the Litigation Trust (representing a 50%
         beneficial  interest  in the  Litigation  Trust).  The  Trustees of the
         Litigation  Trust then obtained the consent of the holders of more than
         66 2/3% of the units of the  Litigation  Trust to an  amendment  of the
         Declaration  of  Trust  to  implement  the  Joint  Alliance  Agreement, including an increase in the  authorized  number of units to 43,825,738 units. In accordance with its terms, this amendment ("Amendment No. 2")
         became effective upon  satisfaction of the condition that the claims of the Tribal  members were duly and properly  assigned to the  Litigation
         Trust in  accordance  with the Joint  Alliance  Agreement.  On June 21,
         2007,  pursuant to the Joint  Alliance  Agreement,  the trustees of the
         Catskill  Litigation  Trust, in exchange for the delivery of 21,912,869 newly issued units of the Litigation Trust, received an assignment of a judgment  rendered  against PPE in  connection  with certain  claims of members of the St. Regis Mohawk Tribe against Park Place  Entertainment and Clive Cummis.  The assignment  was  previously  approved by the St.
         Regis Mohawk Tribal Court.

         As a  result  of  the  assignment  to  consummate  the  Joint  Alliance
         Agreement, an aggregate of 43,825,738 units are issued and outstanding.
         In addition,  in connection  with  Amendment No. 2, Mr. Dennis C. Vacco agreed to serve as a Litigation Trustee of the Litigation Trust and Mr.
         Paul A. deBary,  who had  previously  served as a  Litigation  Trustee, agreed to serve as Litigation Trustee Advisor. (See Note 6.) References
         to the  "Litigation  Trustees"  herein refer to Messrs.  Bernstein  and
         deBary  prior  to June 21,  2007 and to  Messrs.  Bernstein  and  Vacco
         thereafter.

         On June 22, 2007, Dennis C. Vacco and Joseph Bernstein, acting in their capacities as Litigation  Trustees of the  Litigation  Trust,  filed an enforcement  action  (the  "Judgment  Enforcement  Case") in the United
         States  District  Court for the  Northern  District  of New  York.  The
         enforcement action was filed against Harrah's  Operating Company,  Inc.
         (a wholly owned subsidiary of Harrah's  Entertainment,  Inc. (HET)), as successor  to Park  Place  Entertainment,  Inc.,  and  Clive  Cummis to
         enforce an order of default  judgment  issued by the St.  Regis  Mohawk
         Court on March 20,  2001.  The order of default  judgment  ordered  the defendants  to pay $1.782  billion of actual  damages and $5 million of punitive damages.  On July 12, 2007, pursuant to a duly noticed motion, the St. Regis Mohawk Tribal Court issued an order that clarified  that, under  Tribal law,  the annual  rate of nine  percent  provided  for in sections  5003 and 5004 of the New York  Civil  Practice  Law and Rules
         applies for the  purpose of  calculating  interest  on any  unsatisfied amount  of the  Tribal  Court  judgment  that the Trust is  seeking  to enforce in the Judgment  Enforcement  Case.  No portion of the judgment has  currently  been  satisfied.  There  can be no  assurance  that the
         Litigation  Trust will receive any net proceeds from this  judgment.  A previous suit to enforce the default  judgment was  dismissed,  without prejudice to the  recommencement  of the suit,  after the Judge had not heard further from the parties  concerning  efforts to settle the case.
         Harrah's Entertainment, Inc., the parent of Harrah's operating company, has indicated in its public  filings that it believed that the case had been  settled and intends to  vigorously  defend any attempt to enforce the  judgment.  The PPE Case,  the  President  RC Case and the Judgment
         Enforcement   Case  are  herein   collectively   referred   to  as  the
         "Litigations".

         As discussed in Note 4, Empire  Resorts,  Inc.  ("Empire  Resorts"),  a
         related party,  has provided the Litigation Trust with a line of credit of up to  $2,500,000  to  pay  all  expenses  of the  Litigation  Trust permitted  under the  Declaration of Trust.  The line of credit expires upon the  termination  of the  Litigation  Trust.  Empire  Resorts is a
         holding company,  owning all the capital stock or membership  interests of certain other  entities.  Empire  Resorts is therefore  dependent on these other entities to pay dividends or make distributions in order to generate  internal cash flow and to satisfy its obligations,  including its  obligations  under the line of credit.  There can be no assurance, however,  that  these  other  entities  will  generate  enough  revenue sufficient for such  purposes.  Although  Empire Resorts  significantly increased  its  level of  operations  in  recent  years,  it has yet to demonstrate  that such  operations can be profitable.  In addition,  as also  discussed in Note 4, the  Litigation  Trust has also entered into separate  lines of credit in the aggregate  amount of $250,000 with two of its  unitholders.  There  can be no  assurance  that  either  Empire
         Resorts  or these  unitholders  will have the  ability  to fund  future borrowings under these lines of credit.

         Although funds currently  available to the Litigation  Trust are deemed sufficient to cover its operations in connection with the appeal of the
         PPE case,  it is  anticipated  that the  Litigation  Trust will need to raise additional funds in order to complete a trial in the PPE case and recommence  the  President  RC case in the  event  that the  appeal  is successful or if the  unitholders  approve the assignment of the Tribal
         Court judgment  pursuant to the Joint Alliance  Agreement.  There is no assurance that the Litigation  Trust will have sufficient  liquidity to cover its operations.

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
         2006.

         USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

         The  preparation of financial  statements in conformity with accounting principles  generally accepted in the United States of America requires the Litigation  Trustees to make estimates and assumptions  that affect the  reported  amounts  of assets and  liabilities  and  disclosure  of contingent  assets  and  liabilities  at  the  date  of  the  financial statements and the reported amounts of revenues and expenses during the reporting  period.  Significant  estimates  include  the fair  value of intangible  assets, as described in Note 3. Actual results could differ from those estimates.

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

         The Litigation Trust has adopted the provisions of Financial Accounting
         Standards  Board  ("FASB")   Interpretation  No.  48,  "Accounting  for
         Uncertainty in Income Taxes - an  interpretation  of FASB Statement No.
         109" ("FIN 48"), on January 1, 2007.  FIN 48 clarifies  the  accounting for uncertainty in income taxes recognized in an enterprise's financial statements  in  accordance  with SFAS No. 109,  "Accounting  for Income
         Taxes," and prescribes a recognition  threshold and measurement process for financial  statement  recognition and measurement of a tax position taken or  expected to be taken in a tax  return.  FIN 48 also  provides guidance on  derecognition,  classification,  interest  and  penalties, accounting in interim period, disclosure and transition.

         The  Litigation  Trust's  policy for  recording  interest and penalties associated with audits is to record such items as a component of income before  income  taxes.  Penalties  are  recorded  in other  expense and interest  paid or received is recorded in interest  expense or interest income,  respectively,  in the statement of  operations.  There were no amounts accrued for penalties or interest as of or during the three and six months ended June 30, 2007. The  Litigation  Trust has performed an evaluation and  determined  that it is not required to file Federal tax returns due to its Grantor Trust status.  Accordingly,  the  Litigation
         Trust does not expect its  unrecognized  tax benefit position to change during the next twelve months.  The  Litigation  Trustees are currently unaware of any issues  under  review that could  result in  significant payments, accruals or material deviations from its position.

NOTE 3 - INTANGIBLE ASSETS

         As described in Note 1, on June 21, 2007, the Litigation Trust received an assignment of a judgment  rendered against Park Place  Entertainment
         Corporation,  Inc. and Clive Cummis.  This judgment was assigned to the
         Litigation Trust in exchange for the issuance of 21,912,869  units. The
         Litigation  Trust has  estimated  the fair value of the  judgment to be
         $17,530,295.  This value was based on the  estimated  fair value of the units issued in exchange for the judgment.  For purposes of determining the fair value of a unit, the Litigation  Trustees applied the per unit price  reflected in a transaction  in 2005 in which a limited number of units were  purchased  from a unitholder by a third party at a price of
         $0.80 per unit.  As an active  market  for  shares of the units did not exist at the  time  and  continues  not to  exist  at this  time,  this transaction  may not reflect the price at which a  unitholder  would be able to obtain for their shares at any given point in time. However, it is the most recent  information  available to the  Litigation  Trustees concerning sales of units and represents the Litigation  Trustees' best estimate of the fair value that should be assigned to the  judgment for financial  reporting  purposes.  The Litigation Trustees are continuing their  efforts  to assess the fair  value of the  judgments,  including efforts to obtain a more recent third party  valuation.  The fair value is dependent  on those  efforts and may differ  significantly  from the currently  estimated  amount.  The  estimated  life  of  the  asset  is considered  to be twelve  years,  based on the  applicable  statute  of limitations  and the potential  duration of enforcement  efforts and/or settlement  terms. The asset will be amortized on a straight line basis over the  estimated  life.  Amortization  expense for the three and six months ended June 30, 2007 amounted to $36,520.

NOTE 4 - LINES OF CREDIT-RELATED PARTIES

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

         As of June 30,  2007,  $2,145,000  had been drawn  against  the line of credit.

         The  Litigation  Trust  imputed  interest on the  borrowings  at Empire
         Resorts'  borrowing  rate (8.00% per annum at June 30, 2007).  Interest expense for the three and six months  ended June 30,  2007  amounted to
         $35,356 and $66,556,  respectively.  Imputed interest expense is deemed contributed capital to the Litigation Trust.

         On June 21, 2007, the  Litigation  Trust entered into separate lines of credit with two of its unitholders,  Robert Berman and Ralph Bernstein, each of which provides for advances of up to $125,000, with interest at the rate of 10% per annum, upon written demand of the Litigation Trust.
         Repayment of such advances is to be made solely from amounts  available in the  Recovery  Fund  held by the  Administrative  Trustee  under the
         Declaration  of Trust.  As of June 30, 2007,  no amounts had been drawn under these agreements.

NOTE 5 - DISTRIBUTIONS

         The  distribution  of any net proceeds from  litigation  settlements or awards,  after  amounts  are  applied to cover all  current or expected expenses of the Litigation  Trust, is to be made at the sole discretion of the Litigation Trustees and will be distributed as follows:

         First:  To pay  the  Litigation  Trustees  and  the  Litigation
         Trustee Advisor their fees arising from litigation  settlements or awards. (See Note 6.)

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         COMPENSATION OF LITIGATION TRUSTEES

         Each of the two Litigation  Trustees and the Litigation Trustee Advisor
         is entitled to annual  compensation  of $60,000 plus  reimbursement  of expenses  incurred carrying out the purpose of the Litigation Trust. In addition,  one  Litigation  Trustee is entitled to 4.0%,  and the other
         2.0%,  and the Litigation  Trustee  Advisor is entitled to 1.0%, of any litigation settlements or awards.

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

         REPAYMENTS OF AMOUNTS DRAWN UNDER THE LINE OF  CREDIT-RELATED
         PARTY

         As  discussed  in Note 5, the  expenses  of the  Litigation  Trust  are expected to be paid from draws under the line of credit.  Amounts drawn under the line of credit  are to be repaid  from any  amounts  received from litigation settlements or awards.

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

         CONTINGENT FEE PAYABLE TO CONSULTANT

         On January 24, 2007, the Litigation  Trust retained the services of JAF
         Management,  LLC  ("JAF") to serve as a  consultant  to the  Litigation
         Trust concerning strategic and structuring alternatives, capital market and industry conditions and financial  valuations relating to potential settlement opportunities or active settlement negotiations. The term of the consulting agreement expires on March 31, 2008. As compensation for the services of JAF, the  Litigation  Trust has agreed to pay a success fee in  connection  with any  out-of-court  settlement  or  termination arrangement  with  respect  to any of the  litigations  equal  to three percent (3%) of the amount by which the gross  realizable value of such settlement  or  termination  arrangement  exceeds  $200  million.  This consulting  agreement was  terminated,  without  cause,  upon notice as permitted in accordance with its terms, on July 28, 2007.

NOTE 7 - CERTAIN RELATIONSHIPS

         The Litigation Trustee Advisor is currently a member of Empire Resorts'
         Board of Directors.  Mr. Bernstein, one of the Litigation Trustees, was
         also a member of the Empire  Resort's Board of Directors,  but resigned from his position as a director of Empire Resorts on June 21, 2007.

         Dennis C. Vacco, one of the Litigation  Trustees,  is of counsel to the firm of Crane,  Parente  &  Cherubin.  Crane,  Parente and Cherubin
         served as counsel to the St. Regis Mohawk  Tribal  Council prior to the time that Mr. Vacco became a Litigation  Trustee and performed  certain services  that were paid for by the  Litigation  Trust  pursuant to the
         Joint Alliance  Agreement.  In conjunction with Mr. Vacco's appointment as a Litigation  Trustee,  Crane Parente and Cherubin revised the terms of its engagement  with the Litigation  Trust to provide that Mr. Vacco will  receive no share of the  proceeds of any work  performed  for the
         Litigation Trust by Crane,  Parente and Cherubin.  As of June 30, 2007,
         the  Litigation  Trust had accrued and unpaid  expenses of $136,526 for fees  payable to Crane,  Parente and  Cherubin,  including  expenses of
         $108,469 and $136,526 for the three and six months ended June 30, 2007.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 - SUBSEQUENT EVENTS

        On August 13,  2007,  Harrah's  filed a motion to dismiss  the  Judgment
        Enforcement  Case on the grounds that the  Litigation  Trustees were not proper  parties  to  maintain  the  suit  and  that  the  case  had been previously  settled.  A hearing on the motion to  dismiss  the  Judgment
        Enforcement  Case has been scheduled for September 28, 2007. A dismissal as a result of this motion would not affect the  transactions  providing for the  issuance  of units to the  enrolled  members  of the St.  Regis
        Mohawk  Tribe  entered into in  connection  with the  assignment  of the
        judgment,   but  would  be  expected  to  result  in  an  impairment  of substantially all the estimated fair value of this intangible asset.

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

      Our  litigation  claims arise from the efforts of each of Catskill,  MRDC, and  Mohawk  to  develop  with the St.  Regis  Mohawk  Tribe a gaming  casino in
Monticello,  New York. These entities spent several years and substantial  funds to develop and obtain  required  approvals  for the casino.  Subsequently,  Park
Place  Entertainment  Corporation,  the world's  largest gaming  corporation and
Atlantic City's largest casino operator, entered into an agreement providing for the St.  Regis  Mohawk  Tribe to commit its future  casino  development  efforts exclusively to Park Place Entertainment  Corporation.  That agreement conflicted with the Mohawk Tribe's agreements with Catskill, MRDC and Mohawk.

      Several  lawsuits were commenced as a result of these  circumstances.  The first was commenced by certain  members of the St. Regis Mohawk Tribe in the St.
Regis Mohawk Tribal Court.  The defendants  refused to recognize the validity of the court and a default  judgment was entered.  The Litigation  Trustees are now seeking to enforce this  judgment in the United  States  District  Court for the
Northern  District of New York. This case is referred to herein as the "Judgment
Enforcement  Case".  Two other lawsuits were commenced on behalf of the original business  entities  who were  working to develop  the  casino.  One of these was brought  against Park Place  Entertainment,  Inc.  ("PPE") in the United  States
District  Court for the Southern  District of New York and was  dismissed  after summary  judgment was rendered  for the  defendant.  This lawsuit is referred to herein as the "PPE Case".  The other was brought in the Sullivan  County Supreme
Court of the State of New York Court against  certain  business  partners of PPE and has been discontinued,  under an agreement that permits it to be re-filed at a future  date  without  being  barred by the  statute of  limitations,  pending resolution of the issues in the PPE Case. This case is referred to herein as the
"President RC Case".

      The PPE Case was  initially  dismissed  on a motion for summary  judgment.
However,  the trial court  subsequently  vacated the earlier  decision  granting summary judgment to Park Place Entertainment,  in order to consider new evidence and  allow  additional  discovery  proceedings.  After  these  proceedings  were completed, the dismissal was reinstated.  An appeal was taken in the PPE Case in late 2004. In January of 2005, the Litigation Trust was created to pursue claims in the PPE Case and subsequently  filed briefs on the appeal.  Oral arguments on this appeal were initially heard on October 17, 2005. On March 8, 2006, however, the Court of Appeals for the Second  Circuit  vacated  the  judgment in the case because it  determined,  based on  information  brought to the  attention of the
Court  by the  plaintiffs,  that  there  was  no  jurisdiction  over  two of the plaintiffs  in the case.  The case was then  remanded to the District  Court for additional  findings as to the jurisdiction over the remaining  plaintiff and as to the possible third party beneficiary status of that plaintiff with respect to contracts entered into by the other plaintiffs.

      Consistent with the  determination  of the Court of Appeals,  the District
Court  dismissed  Catskill  Development  and  Mohawk  Management  from the case.
Following  the  dismissal,  the  Trustees  of the  Litigation  Trust filed a new complaint on behalf of the beneficiaries of the Trust against Harrah's Operating
Company,  the  successor  in interest  to Park Place  Entertainment,  Inc.  with respect to the claims of Catskill  Development and Mohawk Management.  The state citizenship  of the Trustees of the Trust,  which had received the claims of the two non-diverse  parties by assignment,  entitled them to claim  jurisdiction in the  federal  court.  The  parties to the case had  previously  agreed  that all parties to the newly  filed case would be subject to the  decisions  made in the original case. This allowed the Judge to consolidate the two cases, re-enter its original decision  granting summary judgment and dismiss the consolidated  case.
This  effectively  restored  the case to the  status it had been at the time the appeal was filed,  with all  parties and all claims  represented  and all of the decisions made in the case applicable to all the parties.

      On November  20, 2006,  the District  Court issued a decision on the third party  beneficiary issue presented by the 2nd Circuit's remand. As a consequence of the  consolidation  process,  the  issue of third  party  beneficiary  status becomes  less  important  to a proper  resolution  of the  appeal.  However,  as requested  by the 2nd  Circuit,  the District  Court  addressed  the question of whether Monticello Raceway Development, the one plaintiff whose claim to federal diversity jurisdiction in the original case had not been in question, would be a third  party  beneficiary  of any of the  contracts  entered  into by the  other plaintiffs.  The  plaintiffs  argued  that  all of the  contracts  were  clearly interdependent  as part of an  overall  structure  designed  to  accomplish  the development  and  operation  of the casino  and that,  in  particular,  the Land
Purchase  Agreement  contained  an express  obligation  to support the  approval process for the other  contracts.  However,  the Court found that the references made in the Land  Purchase  Agreement  and other  documents  to the  development agreement between Monticello Raceway Development and the Tribal Gaming Authority
were  too  vague  to  form  the  basis  for a  third  party  beneficiary  claim, particularly in light of express language in the development  agreement that she believed  indicated that it was intended to stand on its own.  Accordingly,  the
District  Court  determined  that there were no third party  beneficiary  rights under the development agreement.

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

      On June 1, 2004, we filed a Voluntary Discontinuance and Tolling Agreement with respect to the  President RC Case.  Since there are many issues of fact and law in the PPE Case which relate to matters that are also at issue in the second lawsuit,  we believe that,  as long as the right to recommence  the suit without regard to the statute of limitations was preserved,  the  discontinuance of this suit was  appropriate  in order to avoid the cost of  maintaining  two  separate lawsuits.

      On January 24, 2007, the Litigation Trust assumed  responsibility  for the
Judgment  Enforcement  Case  pursuant  to  an  agreement  (the  "Joint  Alliance
Agreement") with the original  litigants in the Tribal Court litigation  against
PPE and Clive Cummis.  That lawsuit pursued claims on behalf of enrolled members of the St. Regis Mohawk Tribe that are similar to the claims that the Litigation
Trust is pursuing  on behalf of its  beneficiaries.  The  lawsuit  resulted in a
$1.787 billion  judgment against PPE, which was rendered in the St. Regis Mohawk
Tribal Court (the "Tribal  Court") on March 20, 2001. An  enforcement  action by the  plaintiffs  to  enforce  that  judgment  in a  federal  district  court was subsequently  dismissed,  without  prejudice.  At the  time  of the  enforcement action,  the validity of the Tribal Court was in question and the matter was the subject of other judicial and administrative proceedings.

      As  a  result  of  the  common   interests  of  the   Litigation   Trust's
beneficiaries and the class of enrolled tribal members, the parties to the Joint
Alliance  Agreement agreed to work together to merge their respective  interests and share in any  recoveries  of their  respective  claims.  The Joint  Alliance
Agreement  provided  that the  claims  were to be  assigned  in  exchange  for a certificate  evidencing the ownership by the Tribal members of 21,912,869  Units in  the  Litigation  Trust  (representing  a  50%  beneficial  interest  in  the
Litigation  Trust).  The  Trustees of the  Litigation  Trust then  obtained  the consent of the holders of more than 66 2/3% of the units of the Litigation Trust to an amendment of the  Declaration  of Trust to  implement  the Joint  Alliance
Agreement,   including  an  increase  in  the  authorized  number  of  units  to
43,825,738.  In accordance  with its terms,  this amendment  ("Amendment No. 2")
became  effective  upon  satisfaction  of the  condition  that the claims of the
Tribal  members  were duly and  properly  assigned  to the  Litigation  Trust in accordance with the Joint Alliance Agreement.  On June 21, 2007, pursuant to the
Joint Alliance  Agreement,  the trustees of the Catskill  Litigation  Trust,  in exchange for the  delivery of  21,912,869  newly issued units of the  Litigation
Trust,  received an  assignment  of certain  claims of members of the St.  Regis
Mohawk Tribe against Park Place  Entertainment and Clive Cummis.  The assignment was previously approved by the St. Regis Mohawk Tribal Court.

      As a result of the assignment to consummate the Joint Alliance  Agreement, an  aggregate  of  43,825,738  units of the  Litigation  Trust  are  issued  and outstanding.  In addition,  in  connection  with  Amendment No. 2, Mr. Dennis C.
Vacco agreed to serve as a Litigation  Trustee of the  Litigation  Trust and Mr.
Paul A. deBary,  who had previously  served as a Litigation  Trustee,  agreed to serve as Litigation  Trustee  Advisor.  References to the "Litigation  Trustees"
herein  refer to  Messrs.  Bernstein  and deBary  prior to June 21,  2007 and to
Messrs. Bernstein and Vacco thereafter.

      On June 22, 2007,  Dennis C. Vacco and Joseph  Bernstein,  acting in their capacities as Litigation  Trustees of the Litigation Trust, filed an enforcement action (the "Judgment Enforcement Case") in the United States District Court for
the Northern  District of New York.  The  enforcement  action was filed  against
Harrah's  Operating  Company,  Inc.  (a  wholly  owned  subsidiary  of  Harrah's
Entertainment, Inc. (HET)), as successor to Park Place Entertainment,  Inc., and
Clive  Cummis to  enforce  an order of final  judgment  issued by the St.  Regis
Mohawk  Court on March 20,  2001.  The order of  default  judgment  ordered  the defendants  to pay $1.782  billion of actual  damages and $5 million of punitive damages On July 12,  2007,  pursuant to a duly  noticed  motion,  the St.  Regis
Mohawk Tribal Court issued an order that clarified  that,  under Tribal law, the annual rate of nine percent  provided  for in sections  5003 and 5004 of the New
York Civil  Practice  Law and Rules,  will apply for the purpose of  calculating interest on any unsatisfied  amount of the order of final judgment issued by the
Tribal Court.  No portion of the judgment has currently been satisfied and there is no  assurance  that the  Litigation  Trust will receive any net proceeds as a result of the  enforcement  of the  judgment.  A previous  suit to  enforce  the default judgment was dismissed,  without prejudice to the  recommencement of the suit, after the Judge had not heard further from the parties  concerning efforts to  settle  the case.  Harrah's  Entertainment,  Inc.,  the  parent of  Harrah's operating company, has indicated in its public filings that it believed that the case had been  settled and intends to  vigorously  defend any attempt to enforce the judgment.  The PPE Case, the President RC Case and the Judgment  Enforcement
Case are herein collectively referred to as the "Litigations".

      As a  result  of the  acquisition  of the  claims  of  the  class  action,
Plaintiffs in the Judgment  Enforcement  Case,  the enrolled  members of the St.
Regis Mohawk Tribe, as beneficial  owners of the new units issued in conjunction with  the  transfer,  will be  entitled  to  share  in any  future  recovery  or settlement in all litigation currently being prosecuted by the Litigation Trust.
Similarly,  the  existing  unitholders  will be  entitled to share in any future recovery or  settlement  relating to the new claims  that the  Litigation  Trust acquired.

      Our purposes are the  prosecution  of our  litigation  claims  through the recovery of any settlement or final  judgments and the  distribution  of the net amount of any such recoveries to our  beneficiaries.  The  administration of our
Litigation  Trust  will  involve  the  authentication  and  payment  of fees and expenses  for legal and  related  services  in  connection  with our  litigation claims,  reporting and regulatory  compliance and the maintenance of litigation, financial and unit-holder records. Administrative expenses, exclusive of imputed interest and legal fees, are currently  estimated to be  approximately  $300,000
per  year,   comprised  of  the  fees  and  expenses  of  the   litigation   and
administrative trustees and advisors, auditors and accountants and other support services.  Legal fees and other  expenses  involved in pursuing  our  litigation claims are  impossible to predict with any degree of accuracy.  No assurance can be given that the amounts available to us for the payment of such expenses under our line of credit will be sufficient to carry our litigation  claims through to a successful  conclusion  or that  alternative  funds will be available for such purpose.

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
However,  these contingent fees do not relate to the additional matters relating to jurisdiction  that arose subsequent to the initial briefing of the case. As a result,  we currently  expect  significant  additional  expenses  related to the appeal. We do not expect additional  expenses related to a trial in the PPE Case
(which is itself  dependent  on the  outcome of the  appeal)  until at least the second quarter of 2008.

RESULTS OF OPERATIONS

The  expenditures  for legal fees in the first six months of 2007,  as  compared with the comparable period for 2006, reflect the considerably increased level of activity necessary to make submissions of briefs to the Court of Appeals for the
Second  Circuit  as well as to  consummate  the  Joint  Alliance  Agreement  and commence  the  prosecution  of the  Judgment  Enforcement  Case.  Administrative
expenses,  excluding legal fees, also increased in the first six months of 2007,

as  compared  with the first six months of 2006,  due  principally  to  expenses associated with the  implementation of the Joint Alliance  Agreement,  including printing and mailing fees  associated  with notifying  unitholders in connection with Amendment No. 2 to the Declaration of Trust.  Imputed  interest expense has increased significantly due to the additional withdrawals on the line of credit.

      For the three  months  ended  June 30,  2007,  we  reported  a net loss of
$494,533.  Included  in net  loss are  legal  fees of  $361,854,  administrative expenses of $63,376,  amortization  of $36,521 and imputed  interest of $35,356, offset by dividend  income of $2,575.  For the three months ended June 30, 2006, we reported a net loss of $180,720.  Included in these net losses are legal fees of $120,400, administrative expenses of $41,344 and imputed interest of $19,436, offset by dividend income of $460.

      For the six  months  ended  June  30,  2007,  we  reported  a net  loss of
$854,198.  Included in this net loss are legal fees of $640,726,  administrative expenses of $114,248,  amortization of $36,521 and imputed  interest of $66,556, offset by dividend income of $3,854.  For the six months ended June 30, 2006, we reported a net loss of $264,768.  Included in these net losses are legal fees of
$134,768,  administrative  expenses of $88,174 and imputed  interest of $42,347, offset by dividend income of $521.

LIQUIDITY AND CAPITAL RESOURCES

      Empire Resorts has provided us with an irrevocable line of credit of up to
$2,500,000 to provide funds to pay any and all of our expenses  permitted  under the  Declaration of Trust.  Although no interest is payable on amounts  advanced under  our  line  of  credit,  the  Litigation  Trust  imputes  interest  on the borrowings at Empire Resorts  borrowing rate (8% per annum at June 30, 2007). As of June 30, 2007,  $2,145,000 had been drawn down and was outstanding under this line of credit. Amounts outstanding under our line of credit are to be repaid by us from proceeds  received from any  settlement or award in connection  with our litigation  claims after  payment of an amount  necessary to pay our  Litigation
Trustees the fees for their  services as set forth in the  Declaration of Trust.
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

      On June 21, 2007,  the Litigation  Trust entered into separate  agreements with two of its unitholders,  Robert Berman and Ralph  Bernstein,  each of which provides for advances of up to $125,000  upon written  demand of the  Litigation
Trust. Repayment of such advances is to be made solely from amounts available in the Recovery Fund held by the  Administrative  Trustee under the  Declaration of
Trust.

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

OFF BALANCE SHEET ARRANGEMENTS

As of August 20, 2007, the Litigation  Trust does not have any off balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

(a) The Litigation  Trust carried out an evaluation,  under the  supervision and with the participation of the Litigation Trust's management, including Joseph E.
Bernstein  (acting  Chief  Executive  Officer)  and Paul  deBary  (acting  Chief
Financial  Officer),   the  Litigation  Trust's  Litigation  Trustees,   of  the
effectiveness of the design and operation of the Litigation Trust's  "disclosure controls and procedures",  as such term is defined in Exchange Act Rule 15d-15e, as of the end of the period covered by this report.  Based upon that evaluation,
Messrs.  Bernstein and Paul deBary have concluded  that the  Litigation  Trust's disclosure  controls and procedures  were effective as of the end of the periods covered by this report to provide reasonable assurance that information required to be  disclosed  by the  Litigation  Trust in reports  that it files or submits under the Exchange Act is recorded,  processed,  summarized and reported  within the time periods specified in SEC rules and forms.

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

      OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

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
Our  litigation  claims  arise from the efforts of each of Catskill,  MRDC,  and
Mohawk to develop with the St. Regis Mohawk Tribe a gaming casino in Monticello,
New York.  These entities spent several years and  substantial  funds to develop
and  obtain  required  approvals  for  the  casino.  Subsequently,   Park  Place
Entertainment  Corporation,  the world's largest gaming corporation and Atlantic
City's largest casino operator,  entered into an agreement providing for the St.
Regis Mohawk Tribe to commit its future casino development  efforts  exclusively to Park Place  Entertainment  Corporation.  That agreement  conflicted  with the
Mohawk Tribe's agreements with Catskill, MRDC and Mohawk.

      Several  lawsuits were commenced as a result of these  circumstances.  The first was  commenced  against  PPE and Clive  Cummis,  its General  Counsel,  by certain  members of the St. Regis  Mohawk  Tribe in the St. Regis Mohawk  Tribal
Court.  The  defendants  refused to  recognize  the  validity of the court and a default judgment was entered.  In the Judgment  Enforcement Case, the Litigation
Trustees  are now seeking to enforce  this  judgment of the Tribal  Court in the
United  States  District  Court for the Northern  District of New York,  as more fully  described  below.  Two other  lawsuits  were  commenced  on behalf of the original business entities who were working to develop the casino. The first was the PPE Case,  which was brought against PPE in the United States District Court for the  Southern  District  of New York in  2001.  The  Presidents  RC Case was
brought  in the  Sullivan  County  Supreme  Court of the State of New York Court
against  Presidents,  RC, Inc. and certain of its  principals  and other alleged partners of PPE and has been discontinued, under an agreement that permits it to be re-filed at a future date without being barred by the statute of limitations, pending resolution of the issues in the PPE Case.

      The PPE Case was  initially  dismissed  on a motion for summary  judgment.
However,  the trial court  subsequently  vacated the earlier  decision  granting summary judgment to Park Place Entertainment,  in order to consider new evidence and  allow  additional  discovery  proceedings.  After  these  proceedings  were completed, the dismissal was reinstated.  An appeal was taken in the PPE Case in late 2004. In January of 2005, the Litigation Trust was created to pursue claims in the PPE Case and subsequently  filed briefs on the appeal.  Oral arguments on this appeal were initially heard on October 17, 2005. On March 8, 2006, however, the Court of Appeals for the Second  Circuit  vacated  the  judgment in the case because it  determined,  based on  information  brought to the  attention of the
Court  by the  plaintiffs,  that  there  was  no  jurisdiction  over  two of the plaintiffs in the case.  The case was then remanded it to the District Court for additional  findings as to the jurisdiction over the remaining  plaintiff and as to the possible third party beneficiary status of that plaintiff with respect to contracts entered into by the other plaintiffs.

      Consistent with the  determination  of the Court of Appeals,  the District
Court  dismissed  Catskill  Development  and  Mohawk  Management  from the case.
Following  the  dismissal,  the  Trustees  of the  Litigation  Trust filed a new complaint on behalf of the beneficiaries of the Trust against Harrah's Operating
Company,  the  successor  in interest  to Park Place  Entertainment,  Inc.  with respect to the claims of Catskill  Development and Mohawk Management.  The state citizenship  of the Trustees of the Trust,  which had received the claims of the two non-diverse  parties by assignment,  entitled them to claim  jurisdiction in the  federal  court.  The  parties to the case had  previously  agreed  that all parties to the newly  filed case would be subject to the  decisions  made in the original case. This allowed the Judge to consolidate the two cases, re-enter its original decision  granting summary judgment and dismiss the consolidated  case.

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

      On June 1, 2004, we filed a Voluntary Discontinuance and Tolling Agreement with respect to the  President RC Case.  Since there are many issues of fact and law in the PPE Case which relate to matters that are also at issue in the second lawsuit,  we believe that,  as long as the right to recommence  the suit without regard to the statute of limitations was preserved,  the  discontinuance of this suit was  appropriate  in order to avoid the cost of  maintaining  two  separate lawsuits.

      The Litigation Trust assumed  responsibility for the Judgment  Enforcement
Case pursuant to an agreement (the "Joint Alliance Agreement") with the original litigants  in the Tribal Court  litigation  against PPE and Clive  Cummis.  That lawsuit  pursued  claims on behalf of enrolled  members of the St.  Regis Mohawk
Tribe that are  similar to the claims that the  Litigation  Trust is pursuing on behalf of its  beneficiaries.  The lawsuit resulted in a $1.787 billion judgment against  PPE,  which was  rendered in the St.  Regis  Mohawk  Tribal  Court (the
"Tribal  Court") on March 20, 2001. An  enforcement  action by the plaintiffs to enforce that judgment in a federal  district court was  subsequently  dismissed, without  prejudice.  At the time of the enforcement  action, the validity of the
Tribal  Court was in question  and the matter was the subject of other  judicial and administrative proceedings.

      As  a  result  of  the  common   interests  of  the   Litigation   Trust's
beneficiaries and the class of enrolled tribal members, the parties to the Joint
Alliance  Agreement agreed to work together to merge their respective  interests and share in any  recoveries  of their  respective  claims.  The Joint  Alliance
Agreement  provided  that the  claims  were to be  assigned  in  exchange  for a certificate  evidencing the ownership by the Tribal members of 21,912,869  Units in  the  Litigation  Trust  (representing  a  50%  beneficial  interest  in  the
Litigation  Trust).  The  Trustees of the  Litigation  Trust then  obtained  the consent of the holders of more than 66 2/3% of the units of the Litigation Trust to an amendment of the  Declaration  of Trust to  implement  the Joint  Alliance
Agreement.  In accordance  with its terms,  this amendment  ("Amendment  No. 2")
became  effective  upon  satisfaction  of the  condition  that the claims of the
Tribal  members  were duly and  properly  assigned  to the  Litigation  Trust in accordance with the Joint Alliance Agreement.  On June 21, 2007, pursuant to the
Joint Alliance Agreement, the trustees of the Catskill Litigation Trust received an assignment of certain claims of members of the St. Regis Mohawk Tribe against
Park  Place  Entertainment  and Clive  Cummis.  The  assignment  was  previously approved by the St. Regis Mohawk Tribal Court.

      On June 22, 2007,  Dennis C. Vacco and Joseph  Bernstein,  acting in their capacities as Litigation Trustees of the Litigation Trust, filed a new complaint in the Judgment  Enforcement  Case in the United States  District  Court for the
Northern District of New York. The enforcement action was filed against Harrah's
Operating  Company,  Inc. (a wholly owned subsidiary of Harrah's  Entertainment,
Inc. (HET)), as successor to Park Place Entertainment, Inc., and Clive Cummis to
enforce an order of default  judgment  issued by the St.  Regis  Mohawk Court on
March 20, 2001.  The order of default  judgment  ordered the  defendants  to pay
$1.782 billion of actual damages and $5 million of punitive  damages On July 12,
2007,  pursuant to a duly noticed  motion,  the St.  Regis  Mohawk  Tribal Court issued an order that  clarified  that under Tribal law sections 5003 and 5004 of the New York Civil  Practice  Law and Rules apply an annual rate of nine percent for the purpose of calculating  interest on any unsatisfied amount of the Tribal
Court judgment that the Trust is seeking to enforce in the Judgment  Enforcement
Case. No portion of the judgment has currently been  satisfied.  A previous suit to  enforce  the  default  judgment  was  dismissed,  without  prejudice  to the recommencement  of the suit,  after the  Judge  had not heard  further  from the parties concerning efforts to settle the case. Harrah's Entertainment, Inc., the parent of Harrah's operating  company,  has indicated in its public filings that it believed that the case had been settled and intends to vigorously  defend any attempt to enforce the judgment.

      On August  13,  2007,  Harrah's  filed a motion to  dismiss  the  Judgment
Enforcement  Case on the grounds that the  Litigation  Trustees  were not proper parties to maintain the suit and that the case had been  previously  settled.  A hearing  on the  motion  to  dismiss  the  Judgment  Enforcement  Case  has been scheduled for September 28, 2007

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

                                    CATSKILL LITIGATION TRUST
                                    (Registrant)

DATE:  August 20, 2007              By: /s/ Joseph E. Bernstein
                                        ----------------------------------------
                                        Joseph E. Bernstein
                                        Litigation Trustee

DATE:  August 20, 2007              By: /s/ Dennis C. Vacco
                                        ----------------------------------------
                                        Dennis C. Vacco
                                        Litigation Trustee

