Form 10QSB
period 2007-09-30
CATSKILL LITIGATION TRUST
filed 2007-11-19
CIK 1278539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                 to

Commission file number: 333-112603

CATSKILL LITIGATION TRUST
(Exact name of small business issuer as specified in its charter)

DELAWARE	16-6547621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C/O CHRISTIANA BANK & TRUST COMPANY 1314 King Street Wilmington, Delaware
(Address of principal executive offices)

(302) 888-7400
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

As of November 19, 2007, 43,825,738 Units of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐     No ☒

CATSKILL LITIGATION TRUST

FORM 10-QSB

PART  I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CATSKILL LITIGATION TRUST
CONDENSED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$442,978
Total Current Assets	442,978

Intangible Assets, net	17,128,559
TOTAL ASSETS	$17,571,537

LIABILITIES AND TRUST EQUITY
Current Liabilities
Accrued expenses	$112,660
Accounts payable	309,511
Line of credit-related party	2,500,000
Total Liabilities	2,922,171

Trust Equity
Units of Beneficial Interest: 43,825,738
authorized, issued and outstanding, stated as	17,791,261
Accumulated deficit	(3,141,895)
Total Trust Equity	14,649,366
TOTAL LIABILITIES AND TRUST EQUITY	$17,571,537

The accompanying notes are an integral part of these condensed financial statements.

CATSKILL LITIGATION TRUST
STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

General and Administrative Expenses:
Litigation Trustee Fees	$30,000	$30,000	$90,000	$90,000
Administrative Trustee Fees	1,500	1,500	4,500	4,500
Consulting and Advisory Fees	19,500	1,500	26,667	4,500
Legal Fees	235,799	71,413	876,525	206,181
Accounting Fees	16,750	7,000	38,500	26,000
Interest Expense	43,058	24,716	109,614	67,063
Amortization of Intangible Assets	365,215	-	401,736	-
Other	24,709	815	47,041	3,989
Total General and Administrative Expenses	736,531	136,944	1,594,583	402,233
Dividend Income	2,428	742	6,282	1,263
Net Loss	$(734,103)	$(136,202)	$(1,588,301)	$(400,970)

Loss per unit outstanding	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted average number of units outstandng	43,825,738	21,912,869	29,969,071	21,912,869

The accompanying notes are an integral part of these condensed financial statements.

CATSKILL LITIGATION TRUST
STATEMENT OF CASH FLOWS
(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flow from operating activities
Net loss	$(1,588,301)	$(400,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense	109,614	67,063
Amortization of intangible assets	401,736	-
Changes in operating assets and liabilites:
Accounts payable	309,511
Accrued expenses	105,465	-
Net cash used in operating activities	(661,975)	(333,907)

Cash flow from financing activities
Increase in line of credit-related party	985,000	355,000

Increase in Cash and Cash Equivalents	323,025	21,093

Cash and Cash Equivalents - beginning of period	119,953	17,235
Cash and Cash Equivalents - end of period	$442,978	$38,328

Non cash investing and financing activities:
Intangible assets acquired in exchange for
issuance of units of beneficial interest	$17,530,295	$-

The accompanying notes are an integral part of these condensed financial statements.

CATSKILL LITIGATION TRUST

Notes to Condensed Financial Statements—September 30, 2007 (Unaudited)

NOTE 1 - THE TRUST AND MANAGEMENT’S PLANS AND LIQUIDITY

The Catskill Litigation Trust is a Delaware statutory trust (the “Litigation Trust”) formed by Empire Resorts, Inc. (“Empire Resorts”), Monticello Raceway Management, Inc., (“MRMI”), Monticello Casino Management, L.L.C., Monticello Raceway Development Company, L.L.C. (“MRDC”) and Mohawk Management, L.L.C. (“Mohawk”).  On January 12, 2004, 22,702,896 units of beneficial interest were issued to the members and stockholders of those entities.  At that time, Empire Resorts, Catskill Development, L.L.C. (“Catskill”), MRMI, Mohawk, Joseph E. Bernstein, Paul A. deBary and Christiana Bank and Trust Company (the “Administrative Trustee”) entered into the Declaration of Trust of Catskill Litigation Trust (the “Declaration of Trust”).  Pursuant to Amendment No. 1 to the Declaration of Trust, dated as of November 15, 2004, the number of units issued was reduced to 21,912,869.

In the Declaration of Trust, Catskill, MRDC and Mohawk assigned to the Litigation Trust all of their claims under or related to the alienation and frustration of their agreements and business relations with the St. Regis Mohawk Tribe and their rights to any judgment or settlement that may arise from any litigation relating to two litigations entitled Catskill Development, L.L.C., Mohawk Management L.L.C. and Monticello Raceway Development Company L.L.C., Plaintiffs v. Park Place Entertainment Corporation, Defendant (the “PPE Case”) and Catskill Development, L.L.C., Mohawk Management, L.L.C., Monticello Raceway Development Company, L.L.C., Plaintiffs v. Gary Melius, Ivan Kaufman, Walter Horn, President R.C. - St. Regis Management Company, et al, Defendants (the “President RC Case”). If at any time the Litigation Trustees determine, in their absolute discretion, that the assets of the Litigation Trust are not sufficient to justify its continuance, the Litigation Trustees are authorized to terminate the Litigation Trust. In addition, the Litigation Trust is to terminate on the date that all litigation has been fully prosecuted to final judgment or dismissal, including all appeals, and all Litigation Trust assets have been distributed to the Litigation Trust’s beneficiaries.

In June 2006, two of the plaintiffs in the PPE Case were dismissed without prejudice on jurisdictional grounds as a result of a finding that these parties lacked diversity of citizenship.  A new complaint was subsequently filed by the Trustees on behalf of these plaintiffs.  Pursuant to a stipulation entered into by all parties to the PPE Case, the parties accepted all previous determinations of the trial court as applicable to the new complaint and the case was consolidated with that of the remaining plaintiff, essentially restoring the parties to the status that had existed prior to the dismissal.  Accordingly, references to the “PPE Case” subsequent to the consolidation refer to the consolidated case.

On January 24, 2007, the Litigation Trust entered into an agreement (the “Joint Alliance Agreement”) with the St. Regis Mohawk Tribe providing for the assignment to the Litigation Trust of certain claims of Tribal members against Park Place Entertainment, Inc. and Clive Cummis, former General Counsel of Park Place Entertainment, Inc.  The Joint Alliance Agreement provided that the claims were to be assigned in exchange for a certificate evidencing the ownership by the Tribal members of 21,912,869 Units in the Litigation Trust (representing a 50% beneficial interest in the Litigation Trust). The Trustees of the Litigation Trust then obtained the consent of the holders of more than 66 2/3% of the units of the Litigation Trust to an amendment of the Declaration of Trust to implement the Joint Alliance Agreement, including an increase in the authorized number of units to 43,825,738 units. In accordance with its terms, this amendment (“Amendment No. 2”) became effective upon satisfaction of the condition that the claims of the Tribal members were duly and properly assigned to the Litigation Trust in accordance with the Joint Alliance Agreement. On June 21, 2007, pursuant to the Joint Alliance Agreement, the trustees of the Catskill Litigation Trust, in exchange for the delivery of 21,912,869 newly issued units of the Litigation Trust, received an assignment of a judgment rendered against PPE in connection with certain claims of members of the St. Regis Mohawk Tribe against Park Place Entertainment and Clive Cummis. The assignment was previously approved by the St Regis Mohawk Tribal Court.

As a result of the assignment to consummate the Joint Alliance Agreement, an aggregate of 43,825,738 units are issued and outstanding. In addition, in connection with Amendment No. 2, Mr. Dennis Vacco agreed to serve as a Litigation Trustee of the Litigation Trust and Mr. Paul A. deBary, who had previously served as a Litigation Trustee, agreed to serve as Litigation Trustee Advisor (See Note 6). References to the “Litigation Trustees” herein refer to Messrs. Bernstein and deBary prior to June 21, 2007 and to Messrs. Bernstein and Vacco thereafter.

On June 22, 2007, Dennis Vacco and Joseph Bernstein, acting in their capacities as Litigation Trustees of the Litigation Trust, filed an enforcement action (the “Judgment Enforcement Case”) in the United States District Court for the Northern District of New York. The enforcement action was filed against Harrah’s Operating Company, Inc. (a wholly owned subsidiary of Harrah’s Entertainment, Inc. (HET)), as successor to Park Place Entertainment, Inc., and Clive Cummis to enforce an order of default judgment issued by the St. Regis Mohawk Tribal Court on March 20, 2001. The order of default judgment ordered the defendants to pay $1.782 billion of actual damages and $5 million of punitive damages. On July 12, 2007, pursuant to a duly noticed motion, the St. Regis Mohawk Tribal Court issued an order that clarified that, under Tribal law, the annual rate of nine percent provided for in sections 5003 and 5004 of the New York Civil Practice Law and Rules applies for the purpose of calculating interest on any unsatisfied amount of the Tribal Court judgment that the Trust is seeking to enforce in the Judgment Enforcement Case. No portion of the judgment has currently been satisfied. There can be no assurance that the Litigation Trust will receive any net proceeds from this judgment. A previous suit to enforce the default judgment was dismissed, without prejudice to the recommencement of the suit, after the Judge had not heard further from the parties concerning efforts to settle the case. Harrah’s Entertainment, Inc., the parent of Harrah’s operating company, has indicated in its public filings that it believed that the case had been settled and intends to vigorously defend any attempt to enforce the judgment. On August 13, 2007, the defendants in the Judgment Enforcement Case filed a motion to dismiss the action on the grounds that the case had been previously settled and that the Trustees did not have standing to sue because the assignment of the judgment to the Trustees violates New York law.  The Trustees have opposed the motion to dismiss on the grounds that there was no settlement of the claims brought in the action and that New York law does not apply to the assignment, and would not be violated by the assignment even if it did.  The PPE Case, the President RC Case and the Judgment Enforcement Case are herein collectively referred to as the “Litigations”.

As discussed in Note 4, Empire Resorts, a related party, has provided the Litigation Trust with a line of credit of up to $2,500,000 to pay all expenses of the Litigation Trust permitted under the Declaration of Trust.  The line of credit expires upon the termination of the Litigation Trust.  As of September 30, 2007, all amounts permitted under the line of credit have been drawn down. In addition, as also discussed in Note 4, the Litigation Trust has also entered into separate lines of credit in the aggregate amount of $250,000 with two of its unitholders.  Subsequent to September 30, 2007, the entire amount provided for in each of these separate lines of credit has also been drawn down.  There have been no repayments of any of the lines of credit and there can be no assurance that other sources will be available in future to fund expenses of the Litigation Trust in excess of its available cash.

There is no assurance that the Litigation Trust will have sufficient liquidity to cover its operations. Although funds currently available to the Litigation Trust are deemed sufficient to cover its operations in connection with the appeal of the PPE case, it is anticipated that the Litigation Trust will need to raise additional funds in order to complete a trial in the PPE case, proceed with discovery and other matters in connection with the Judgment Enforcement Case or recommence the President RC case in the event that the appeal is successful or if the District Court denies the defendant’s motion to dismiss the Judgment Enforcement Case.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and with Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission (the “SEC”).  In the opinion of the Litigation Trustees, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) for a fair presentation. The interim results are not necessarily indicative of the results that would be expected for the full year and do not contain all information included in the Litigation Trust’s annual financial statements and notes for the year ended December 31, 2006.

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

The Litigation Trust has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Litigation Trust’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes.  Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations.  There were no amounts accrued for penalties or interest as of or during the three and nine months ended September 30, 2007.  The Litigation Trust has performed an evaluation and determined that it is not required to file Federal tax returns due to its Grantor Trust status.  Accordingly, the Trust does not expect its unrecognized tax benefit position to change during the next twelve months.  The Litigation Trustees are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

NOTE 3 - INTANGIBLE ASSETS

As described in Note 1, on June 21, 2007, the Litigation Trust received an assignment of a judgment rendered against Park Place Entertainment Corporation, Inc. and Clive Cummis. This judgment was assigned to the Litigation Trust in exchange for the issuance of 21,912,869 units.  The Litigation Trust has estimated the fair value of the judgment to be $17,530,295 on the date of the transaction. This value was based on the estimated fair value of the units issued in exchange for the judgment.  For purposes of determining the fair value of a unit, the Litigation Trustees applied the per unit price reflected in a transaction in 2005 in which a limited number of units were purchased from a unitholder by a third party at a price of $0.80 per unit. As an active market for shares of the units did not exist at the time and continues not to exist at this time, this transaction may not reflect the price at which a unitholder would be able to obtain for their shares at any given point in time. However, it is the most recent information available to the Litigation Trustees concerning sales of units and represents the Litigation Trustees’ best estimate of the fair value that should be assigned to the judgment for financial reporting purposes.  The Litigation Trustees are continuing their efforts to assess the fair value of the judgments, including efforts to obtain a more recent third party valuation.  The final value is dependent on those efforts and may differ significantly from the currently estimated amount. The estimated life of the asset is considered to be twelve years, based on the applicable statute of limitations and the potential duration of enforcement efforts and/or settlement terms. The asset will be amortized on a straight line basis over the estimated life. Amortization expense was $365,215 and $401,736 for the three months and nine months ended September 30, 2007.

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

As of September 30, 2007, $2,500,000 had been drawn against the line of credit.

The Litigation Trust imputed interest on the borrowings at Empire Resorts’ borrowing rate (8.00% per annum at September 30, 2007).  Interest expense for the three and nine months ended September 30, 2007 amounted to $43,058  and $109,614, respectively.  Imputed interest expense is deemed contributed capital to the Litigation Trust.

On June 21, 2007, the Litigation Trust entered into separate lines of credit with two of its unitholders, Robert Berman and Ralph Bernstein, each of which provides for advances of up to $125,000 upon written demand of the Litigation Trust.  Repayment of such advances, with interest at the rate of 10% per annum, is to be made solely from amounts available in the Recovery Fund held by the Administrative Trustee under the Declaration of Trust. As of September 30, 2007, no amounts had been drawn under these agreements.  Subsequent to September 30,2007, the full amount available under each of these lines of credit was drawn down.

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

Compensation of the Administrative Trustee

The Administrative Trustee is entitled to a monthly administrative fee of $500. In addition, the Administrative Trustee is entitled to a custody fee on certain cash balances and marketable securities of 0.05% per annum on the first $10,000,000 of fair value and 0.03% on the excess and reimbursement for certain fees and expenses.

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

Repayments of Amounts Drawn Under the Line of Credit-Related Party

As discussed in Note 5, the expenses of the Litigation Trust have been paid from draws under its lines of credit. The amounts drawn under these lines of credit are to be repaid from any amounts received from litigation settlements or awards.

Additional Amounts Payable to Counsel

Under the terms of the Litigation Trust’s arrangement with one of the law firms handling its appeal, additional fees in an aggregate amount not to exceed $100,000 may be payable to that firm. In addition, the lead law firm handling the Judgment Enforcement Case has agreed to cap its quarterly fees at $75,000 per quarter, commencing February 1, 2007.  To the extent that such fees exceed the cap, the fees may be carried forward and are to be repaid with a bonus equal to 200% of the amount carried forward in the event of a successful conclusion of the Judgment Enforcement Case.

The exact amount payable in the event of a reversal of the decision by the trial court will vary from $50,000 to $100,000 depending on the precise nature of the outcome.

Contingent Fee Payable to Consultant

On January 24, 2007, the Litigation Trust retained the services of JAF Management, LLC (“JAF”) to serve as a consultant to the Litigation Trust concerning strategic and structuring alternatives, capital market and industry conditions and financial valuations relating to potential settlement opportunities or active settlement negotiations.  The term of the consulting agreement was to expire on March 31, 2008.  As compensation for the services of JAF, the Litigation Trust agreed to pay a success fee in connection with any out-of-court settlement or termination arrangement with respect to any of the litigations equal to three percent (3%) of the amount by which the gross realizable value of such settlement or termination arrangement exceeds $200 million. This consulting agreement was terminated, without cause, upon notice as permitted in accordance with its terms, on July 28, 2007.

NOTE 7 - CERTAIN RELATIONSHIPS

The Litigation Trustee Advisor is currently a member of Empire Resorts’ Board of Directors. Mr. Bernstein, one of the Litigation Trustees, was also a member of the Empire Resorts' Board of Directors, but resigned from his position as a director of Empire Resorts on June 21, 2007.

Dennis Vacco, one of the Litigation Trustees, is of counsel to the firm of Crane, Parente & Cherubin. Crane, Parente and Cherubin served as counsel to the St. Regis Mohawk Tribal Council prior to the time that Mr. Vacco became a Litigation Trustee and performed certain services that were paid for by the Litigation Trust pursuant to the Joint Alliance Agreement.  As of September 30, 2007, the Litigation Trust had fees payable of $45,288 to Crane, Parente and Cherubin attributable to the three months ended September 30, 2007. For the three and nine months ended September 30, 2007, the Litigation Trust incurred expenses of $90,976 and $364,028 for fees payable to Crane, Parente and Cherubin.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Litigation Trust does not expect adoption of SFAS No. 157 to have an impact on the results of operations and financial condition of the Litigation Trust.

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

NOTE 9 – SUBSEQUENT EVENTS

On October 25, 2007, a case management conference for the Judgment Enforcement Case, originally scheduled for November, 2007 was rescheduled for January 18, 2008, due to the pending motion to dismiss which was filed on August 13, 2007,  A hearing on the motion to dismiss the Judgment Enforcement Case was scheduled for September 28, 2007 but was deemed unnecessary by the Court. A dismissal as a result of this motion would not affect the transactions providing for the issuance of units to the enrolled members of the St. Regis Mohawk Tribe entered into in connection with the assignment of the judgment, but would be expected to result in an impairment of substantially all the estimated fair value of this intangible asset.  Unless otherwise determined by the Court, case management plans are currently scheduled to be filed by January 14, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Report, including without limitation, the statements under “General,” and “Liquidity and Capital Resources,” are forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Litigation Trust or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements.

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

GENERAL

We are a statutory trust created under Delaware law. Our formation was a condition to the merger of Empire Resorts, Inc. (“Empire Resorts”), Monticello Raceway Management, Inc., (“MRMI”), Monticello Casino Management, L.L.C. (“MCM”), Monticello Raceway Development Company, L.L.C. (“MRDC”) and Mohawk Management, L.L.C. (“Mohawk”).  Also as a condition to that merger, each of Catskill Development, L.L.C. (“Catskill”), MRDC, and Mohawk, agreed to assign to us all of their claims under or related to the alienation and frustration of their agreements and business relations with the St. Regis Mohawk Tribe. That assignment included rights to any proceeds from any settlement or award that may arise from any litigation relating to that claim.  We currently maintain a web site at www.catskilltrust.com to facilitate communications and provide a convenient source of more detailed information for our unit-holders and other interested parties.

Our litigation claims arise from the efforts of each of Catskill, MRDC, and Mohawk to develop with the St. Regis Mohawk Tribe a gaming casino in Monticello, New York. These entities spent several years and substantial funds to develop and obtain required approvals for the casino. Subsequently, Park Place Entertainment Corporation, the world’s largest gaming corporation and Atlantic City’s largest casino operator, entered into an agreement providing for the St. Regis Mohawk Tribe to commit its future casino development efforts exclusively to Park Place Entertainment Corporation.  That agreement conflicted with the Mohawk Tribe’s agreements with Catskill, MRDC and Mohawk.

Several lawsuits were commenced as a result of these circumstances.  The first was commenced by certain members of the St. Regis Mohawk Tribe in the St. Regis Mohawk Tribal Court. The defendants refused to recognize the validity of the court and a default judgment was entered. The Litigation Trustees are now seeking to enforce this judgment in the United States District Court for the Northern District of New York.  This case is referred to herein as the “Judgment Enforcement Case”. Two other lawsuits were commenced on behalf of the original business entities who were working to develop the casino. One of these was brought against Park Place Entertainment, Inc. (“PPE”) in the United States District Court for the Southern District of New York and was dismissed after summary judgment was rendered for the defendant. This lawsuit is referred to herein as the “PPE Case”. The other was brought in the Sullivan County Supreme Court of the State of New York Court against certain business partners of PPE and has been discontinued, under an agreement that permits it to be re-filed at a future date without being barred by the statute of limitations, pending resolution of the issues in the PPE Case. This case is referred to herein as the “President RC Case”.

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

Consistent with the determination of the Court of Appeals, the District Court dismissed Catskill Development and Mohawk Management from the case. Following the dismissal, the Trustees of the Litigation Trust filed a new complaint on behalf of the beneficiaries of the Trust against Harrah’s Operating Company, the successor in interest to Park Place Entertainment, Inc. with respect to the claims of Catskill Development and Mohawk Management.  The state citizenship of the Trustees of the Trust, which had received the claims of the two non-diverse parties by assignment, entitled them to claim jurisdiction in the federal court. The parties to the case had previously agreed that all parties to the newly filed case would be subject to the decisions made in the original case.  This allowed the Judge to consolidate the two cases, re-enter its original decision granting summary judgment and dismiss the consolidated case. This effectively restored the case to the status it had been at the time the appeal was filed, with all parties and all claims represented and all of the decisions made in the case applicable to all the parties.

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

On January 24, 2007, the Litigation Trust assumed responsibility for the Judgment Enforcement Case pursuant to an agreement (the “Joint Alliance Agreement”) with the original litigants in the Tribal Court litigation against PPE and Clive Cummis. That lawsuit pursued claims on behalf of enrolled members of the St. Regis Mohawk Tribe that are similar to the claims that the Litigation Trust is pursuing on behalf of its beneficiaries.  The lawsuit resulted in a $1.787 billion judgment against PPE, which was rendered in the St. Regis Mohawk Tribal Court (the “Tribal Court”) on March 20, 2001. An enforcement action by the plaintiffs to enforce that judgment in a federal district court was subsequently dismissed, without prejudice.  At the time of the enforcement action, the validity of the Tribal Court was in question and the matter was the subject of other judicial and administrative proceedings.

As a result of the common interests of the Litigation Trust’s beneficiaries and the class of enrolled tribal members, the parties to the Joint Alliance Agreement agreed to work together to merge their respective interests and share in any recoveries of their respective claims.  The Joint Alliance Agreement provided that the claims were to be assigned in exchange for a certificate evidencing the ownership by the Tribal members of 21,912,869 Units in the Litigation Trust (representing a 50% beneficial interest in the Litigation Trust). The Trustees of the Litigation Trust then obtained the consent of the holders of more than 66 2/3% of the units of the Litigation Trust to an amendment of the Declaration of Trust to implement the Joint Alliance Agreement, including an increase in the authorized number of units to 43,825,738. In accordance with its terms, this amendment (“Amendment No. 2”) became effective upon satisfaction of the condition that the claims of the Tribal members were duly and properly assigned to the Litigation Trust in accordance with the Joint Alliance Agreement. On June 21, 2007, pursuant to the Joint Alliance Agreement, the trustees of the Catskill Litigation Trust, in exchange for the delivery of 21,912,869 newly issued units of the Litigation Trust, received an assignment of certain claims of members of the St. Regis Mohawk Tribe against Park Place Entertainment and Clive Cummis. The assignment was previously approved by the St Regis Mohawk Tribal Court.

As a result of the assignment to consummate the Joint Alliance Agreement, an aggregate of 43,825,738 units of the Litigation Trust are issued and outstanding. In addition, in connection with Amendment No. 2, Mr. Dennis Vacco agreed to serve as a Litigation Trustee of the Litigation Trust and Mr. Paul A. deBary, who had previously served as a Litigation Trustee, agreed to serve as Litigation Trustee Advisor References to the “Litigation Trustees” herein refer to Messrs. Bernstein and deBary prior to June 21, 2007 and to Messrs. Bernstein and Vacco thereafter.

 On June 22, 2007, Dennis Vacco and Joseph Bernstein, acting in their capacities as Litigation Trustees of the Litigation Trust, filed an enforcement action (the “Judgment Enforcement Case”) in the United States District Court for the Northern District of New York. The enforcement action was filed against Harrah’s Operating Company, Inc. (a wholly owned subsidiary of Harrah’s Entertainment, Inc. (HET)), as successor to Park Place Entertainment, Inc., and Clive Cummis to enforce an order of final judgment issued by the St. Regis Mohawk Court on March 20, 2001. The order of default judgment ordered the defendants to pay $1.782 billion of actual damages and $5 million of punitive damages On July 12, 2007, pursuant to a duly noticed motion, the St. Regis Mohawk Tribal Court issued an order that clarified that, under Tribal law, the annual rate of nine percent provided for in sections 5003 and 5004 of the New York Civil Practice Law and Rules, will apply for the purpose of calculating interest on any unsatisfied amount of the order of final judgment issued by the Tribal Court.  No portion of the judgment has currently been satisfied and there is no assurance that the Litigation Trust will receive any net proceeds as a result of the enforcement of the judgment. A previous suit to enforce the default judgment was dismissed, without prejudice to the recommencement of the suit, after the Judge had not heard further from the parties concerning efforts to settle the case. Harrah’s Entertainment, Inc., the parent of Harrah’s operating company, has indicated in its public filings that it believed that the case had been settled and intends to vigorously defend any attempt to enforce the judgment. The PPE Case, the President RC Case and the Judgment Enforcement Case are herein collectively referred to as the “Litigations”.  On August 13, 2007, the defendants in the Judgment Enforcement Case filed a motion to dismiss the action on the grounds that the case had been previously settled and that the Trustees were not proper parties to the case because the assignment of the judgment to the Trustees violates New York law.  The Trustees have opposed the motion to dismiss on the grounds that there was no settlement of the claims brought in the action and that New York law does not apply to the assignment, and would not be violated by the assignment even if it did. As of November 19, 2007, the motion to dismiss was still pending decision by the District Court.

As a result of the acquisition of the claims of the class action Plaintiffs in the Judgment Enforcement Case, the enrolled members of the St. Regis Mohawk Tribe, as beneficial owners of the new units issued in conjunction with the transfer, will be entitled to share in any future recovery or settlement in all litigation currently being prosecuted by the Litigation Trust.  Similarly, the existing unitholders will be entitled to share in any future recovery or settlement relating to the new claims that the Litigation Trust acquired.

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

RESULTS OF OPERATIONS

The expenditures for legal fees in the first nine months of 2007, as compared with the comparable period for 2006, reflect the considerably increased level of activity necessary to make submissions of briefs to the Court of Appeals for the Second Circuit as well as to consummate the Joint Alliance Agreement and commence the prosecution of the Judgment Enforcement Case. Administrative expenses, excluding legal fees, also increased in the first nine months of 2007, as compared with the first nine months of 2006, due principally to expenses associated with the implementation of the Joint Alliance Agreement, including printing and mailing fees associated with notifying unitholders in connection with Amendment No. 2 to the Declaration of Trust. Imputed interest expense has increased significantly due to the additional withdrawals on the line of credit. In addition, our net loss has increased significantly due to the amortization of the default judgment assigned to the Litigation Trust as an intangible asset.

For the three months ended September 30, 2007, we reported a net loss of $734,103.  Included in net loss are legal fees of $235,799, administrative expenses of $92,459, amortization expense of $365,215 and imputed interest of $43,058, offset by dividend income of $2,428. For the three months ended September 30, 2006, we reported a net loss of $136,202.  Included in these net losses are legal fees of $71,413, administrative expenses of $40,815 and imputed interest of $24,716, offset by dividend income of $742.

For the nine months ended September 30, 2007, we reported a net loss of $1,588,301.  Included in this net loss are legal fees of $876,525, administrative expenses of $206,708, amortization expense of $401,736 and imputed interest of $109,614, offset by dividend income of $6,282. For the nine months ended September 30, 2006, we reported a net loss of $400,970.  Included in these net losses are legal fees of $206,181, administrative expenses of $128,989 and imputed interest of $67,063, offset by dividend income of $1,263.

LIQUIDITY AND CAPITAL RESOURCES

Empire Resorts has provided us with an irrevocable line of credit of up to $2,500,000 to provide funds to pay any and all of our expenses permitted under the Declaration of Trust. Although no interest is payable on amounts advanced under our line of credit, the Litigation Trust imputes interest on the borrowings at Empire Resorts borrowing rate (8% per annum at September 30, 2007).  Amounts outstanding under our line of credit are to be repaid by us from proceeds received from any settlement or award in connection with our litigation claims after payment of the amount necessary to provide for future anticipated expenses and to pay our Litigation Trustees the fees for their services as set forth in the Declaration of Trust.  Repayments of amounts outstanding under our line of credit may be made as a whole or in part from time to time at any time without notice. No repayments have been made to date. We may re-borrow any amounts repaid.  Our line of credit will remain in full force and effect until our termination. As of September 30, 2007, all $2,500,000 had been drawn down and was outstanding under this line of credit.

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

Empire Resorts had no operating revenue during the fiscal year ended December 31, 2003 and operating revenue of $45.0 million, $86.8 million and $98.1 million for the fiscal years ended December 31, 2004, 2005 and 2006 and sustained net losses of approximately $6.5 million, $12.7 million, $18.5 million and $7.1 million, respectively, during such periods.  Although Empire Resorts significantly increased its level of operations during 2005 and 2006, it has yet to demonstrate that such operations can be profitable. Therefore, there can be no assurance that Empire Resorts will have the ability to meet any future obligations that may arise under our line of credit.

On June 21, 2007, the Litigation Trust entered into separate agreements with two of its unitholders, Robert Berman and Ralph Bernstein, each of which provides for advances of up to $125,000 upon written demand of the Litigation Trust.  Repayment of such advances is to be made solely from amounts available in the Recovery Fund held by the Administrative Trustee under the Declaration of Trust. The full amount available under these agreements was drawn down on November 13, 2007.  There can be no assurance that additional lines of credit or other funding agreements will be available in the event required by the Litigation Trust to meet its expenses.

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

OFF BALANCE SHEET ARRANGEMENTS

As of November 19, 2007, the Litigation Trust does not have any off balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  The Litigation Trust carried out an evaluation, under the supervision and with the participation of the Litigation Trust’s management, including Joseph E. Bernstein (acting Chief Executive Officer) and Paul deBary (acting Chief Financial Officer), the Litigation Trust’s Litigation Trustees, of the effectiveness of the design and operation of the Litigation Trust’s “disclosure controls and procedures”, as such term is defined in Exchange Act Rule 15d-15e, as of the end of the period covered by this report.  Based upon that evaluation, Messrs. Bernstein and Paul deBary have concluded that the Litigation Trust’s disclosure controls and procedures were effective as of the end of the periods covered by this report to provide reasonable assurance that information required to be disclosed by the Litigation Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)  There have been no significant changes in the Litigation Trust’s internal controls or in other factors that could significantly affect the Litigation Trust’s internal controls subsequent to the date the Litigation Trust carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART  I I - OTHER INFORMATION

Item 1.  Legal Proceedings

We are a statutory trust created under Delaware law. Our formation was a condition to the consolidation of Empire Resorts with MRMI, MCM, MRDC, and Mohawk.  Also, as a condition to that consolidation, each of Catskill, MRDC and Mohawk, agreed to assign to us all of their claims under or related to the alienation and frustration of their agreements and business relations with the St. Regis Mohawk Tribe.  That assignment included rights to any proceeds from any settlement or award that may arise from any litigation relating to that claim.  Our litigation claims arise from the efforts of each of Catskill, MRDC, and Mohawk to develop with the St. Regis Mohawk Tribe a gaming casino in Monticello, New York. These entities spent several years and substantial funds to develop and obtain required approvals for the casino. Subsequently, Park Place Entertainment Corporation, the world’s largest gaming corporation and Atlantic City’s largest casino operator, entered into an agreement providing for the St. Regis Mohawk Tribe to commit its future casino development efforts exclusively to Park Place Entertainment Corporation.  That agreement conflicted with the Mohawk Tribe’s agreements with Catskill, MRDC and Mohawk.

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

Consistent with the determination of the Court of Appeals, the District Court dismissed Catskill Development and Mohawk Management from the case. Following the dismissal, the Trustees of the Litigation Trust filed a new complaint on behalf of the beneficiaries of the Trust against Harrah’s Operating Company, the successor in interest to Park Place Entertainment, Inc. with respect to the claims of Catskill Development and Mohawk Management.  The state citizenship of the Trustees of the Trust, which had received the claims of the two non-diverse parties by assignment, entitled them to claim jurisdiction in the federal court. The parties to the case had previously agreed that all parties to the newly filed case would be subject to the decisions made in the original case.  This allowed the Judge to consolidate the two cases, re-enter its original decision granting summary judgment and dismiss the consolidated case. This effectively restored the case to the status it had been at the time the appeal was filed, with all parties and all claims represented and all of the decisions made in the case applicable to all the parties.

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

The Litigation Trust assumed responsibility for the Judgment Enforcement Case pursuant to an agreement (the “Joint Alliance Agreement”) with the original litigants in the Tribal Court litigation against PPE and Clive Cummis. That lawsuit pursued claims on behalf of enrolled members of the St. Regis Mohawk Tribe that are similar to the claims that the Litigation Trust is pursuing on behalf of its beneficiaries.  The lawsuit resulted in a $1.787 billion judgment against PPE, which was rendered in the St. Regis Mohawk Tribal Court (the “Tribal Court”) on March 20, 2001. An enforcement action by the plaintiffs to enforce that judgment in a federal district court was subsequently dismissed, without prejudice.  At the time of the enforcement action, the validity of the Tribal Court was in question and the matter was the subject of other judicial and administrative proceedings.

As a result of the common interests of the Litigation Trust’s beneficiaries and the class of enrolled tribal members, the parties to the Joint Alliance Agreement agreed to work together to merge their respective interests and share in any recoveries of their respective claims.  The Joint Alliance Agreement provided that the claims were to be assigned in exchange for a certificate evidencing the ownership by the Tribal members of 21,912,869 Units in the Litigation Trust (representing a 50% beneficial interest in the Litigation Trust). The Trustees of the Litigation Trust then obtained the consent of the holders of more than 66 2/3% of the units of the Litigation Trust to an amendment of the Declaration of Trust to implement the Joint Alliance Agreement. In accordance with its terms, this amendment (“Amendment No. 2”) became effective upon satisfaction of the condition that the claims of the Tribal members were duly and properly assigned to the Litigation Trust in accordance with the Joint Alliance Agreement. On June 21, 2007, pursuant to the Joint Alliance Agreement, the trustees of the Catskill Litigation Trust received an assignment of certain claims of members of the St. Regis Mohawk Tribe against Park Place Entertainment and Clive Cummis. The assignment was previously approved by the St Regis Mohawk Tribal Court.

 On June 22, 2007, Dennis Vacco and Joseph Bernstein, acting in their capacities as Litigation Trustees of the Litigation Trust, filed a new complaint in the Judgment Enforcement Case in the United States District Court for the Northern District of New York. The enforcement action was filed against Harrah’s Operating Company, Inc. (a wholly owned subsidiary of Harrah’s Entertainment, Inc. (HET)), as successor to Park Place Entertainment, Inc., and Clive Cummis to enforce an order of default judgment issued by the St. Regis Mohawk Court on March 20, 2001. The order of default judgment ordered the defendants to pay $1.782 billion of actual damages and $5 million of punitive damages On July 12, 2007, pursuant to a duly noticed motion, the St. Regis Mohawk Tribal Court issued an order that clarified that under Tribal law sections 5003 and 5004 of the New York Civil Practice Law and Rules apply an annual rate of nine percent for the purpose of calculating interest on any unsatisfied amount of the Tribal Court judgment that the Trust is seeking to enforce in the Judgment Enforcement Case. No portion of the judgment has currently been satisfied. A previous suit to enforce the default judgment was dismissed, without prejudice to the recommencement of the suit, after the Judge had not heard further from the parties concerning efforts to settle the case. Harrah’s Entertainment, Inc., the parent of Harrah’s operating company, has indicated in its public filings that it believed that the case had been settled and intends to vigorously defend any attempt to enforce the judgment.

On August 13, 2007, Harrah’s filed a motion to dismiss the Judgment Enforcement Case on the grounds that the Litigation Trustees were not proper parties to maintain the suit because the assignment of the judgment to the Litigation Trust violated New York law and that the case had been previously settled.  The Trustees have opposed the motion to dismiss on the grounds that there was no settlement of the claims brought in the action and that New York law does not apply to the assignment, and would not be violated by the assignment even if it did. A hearing on the motion to dismiss the Judgment Enforcement Case was scheduled for September 28, 2007, but was deemed unnecessary by the Court.  As of November 19, 2007, the motion to dismiss was still pending decision by the District Court.

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

CATSKILL LITIGATION TRUST
(Registrant)

DATE: November 19, 2007	By:	/s/ Joseph E. Bernstein
Joseph E. Bernstein
Litigation Trustee